Form 10-Q
period 1995-06-30
PROPERTY RESOURCES EQUITY TRUST
filed 1995-08-11
CIK 765195

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1995

                                      OR

(  )  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE CHANGE ACT OF 1934

For the transition period from                  to

Commission file number  0-15880

                    PROPERTY RESOURCES EQUITY TRUST
            (Exact name of registrant as specified in its charter)

            California
(State  or  other  jurisdiction  of  incorporation or organization)
        95-3959770
(I.R.S.   Employer   Identification  No.)


 P. O. Box 7777,        San Mateo, California       94403-7777
 (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   (415) 312-2000

                                          N/A
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Shares of Series A Common Stock Outstanding as of June 30, 1995:  1,090,067
Shares of Series B Common Stock Outstanding as of June 30, 1995:      1,000

                           PART I - FINANCIAL INFORMATION

                            Item 1. Financial Statements
                          PROPERTY RESOURCES EQUITY TRUST
                                   BALANCE SHEETS
                        JUNE 30, 1995 AND  DECEMBER  31, 1994
                    (Dollars in 000's except per share amounts)


                                                       (Unaudited)       Audited
                                                       1995           1994
                                      ASSETS
Rental property:
  Land                                                   $ 2,789        $ 2,789
  Buildings and improvements                               6,523          6,523
  Tenant improvements                                        187            187
  Furniture and fixtures                                       5              5
                                                           9,504          9,504

Less:  accumulated depreciation                            2,029          1,912
                                                           7,475          7,592

Cash and cash equivalents                                    539            418
Mortgage-backed securities, available for sale               218            217
Deferred rent receivable                                      73             86
Other assets                                                  51             83
    Total assets                                         $ 8,356        $ 8,396

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Note and bond payable                                    $ 2,750        $ 2,750
Tenants' deposits and other liabilities                       67             78
    Total liabilities                                      2,817          2,828

Stockholders' equity:
 Common  stock,  Series A,  without  par  value.  Stated  value  $10 per  share;
 10,000,000 shares authorized; 1,090,067 shares issued and
 outstanding in 1995 and 1994                              9,384          9,384

 Common stock, Series B, without par value.
 Stated value $10 per share; 1,000 shares                                    10
 authorized, issued and outstanding in 1995 and
 1994                                                         10

Unrealized loss on mortgage-backed securities                (9)           (25)

Retained earnings (deficit)                              (3,846)        (3,801)

Total stockholders' equity                                 5,539          5,568
    Total liabilities and stockholders' equity           $ 8,356        $ 8,396

                      See notes to financial statements.

                         Item 1. Financial Statements
                                 (continued)

                       PROPERTY RESOURCES EQUITY TRUST
                           STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1995 AND 1994
                                 (Unaudited)

                 (Dollars in 000's except per share amounts)



                                                            1995           1994
                                                            ----           ----
Revenue:

  Rent                                                      $288           $294
  Dividends                                                    -              1
  Interest                                                    11              8

    Total revenue                                            299            303

Expenses:

  Interest                                                    50             47
  Depreciation and amortization                               61             69
  Operating                                                   71             89
  Related party                                               24             25
  General and administrative                                   6              6

    Total expenses                                           212            236

Net income                                                  $ 87           $ 67


Net income per share of Series
  A common stock                                            $.08           $.06


Dividends per share of Series
  A common stock                                            $.07           $.06





                      See notes to financial statements.

                         Item 1. Financial Statements
                                 (continued)

                       PROPERTY RESOURCES EQUITY TRUST
                           STATEMENTS OF OPERATIONS
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994
                                 (Unaudited)

                 (Dollars in 000's except per share amounts)



                                                            1995           1994
                                                            ----           ----
Revenue:

  Rent                                                      $550           $573
  Dividends                                                    1              3
  Interest                                                    20             13

    Total revenue                                            571            589

Expenses:

  Interest                                                   103             90
  Depreciation and amortization                              123            138
  Operating                                                  160            183
  Related party                                               48             49
  General and administrative                                  29             31

    Total expenses                                           463            491

Net income                                                  $108           $ 98


Net income per share of Series
  A common stock                                            $.10           $.09


Dividends per share of Series
  A common stock                                            $.14           $.12





                      See notes to financial statements.

                         Item 1. Financial Statements
                                 (continued)

                       PROPERTY RESOURCES EQUITY TRUST
                      STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1995
                                 (Unaudited)

                              (Dollars in 000's)




                                  Common Stock


                                  Series A           Series B





                                                                             Accumulated
                                                                  Unrealized  Dividends
                                                                  Gain/Loss   in Excess
                                                                  on            of Net
                             Shares     Amount   Shares   Amount  Securities    Income      Total
Balance beginning of
 period                      1,090,067    $9,384   1,000      $10      $(25)     $(3,801)    $5,568

Unrealized gain on
 mortgage-backed                     -         -       -        -         16            -        16
securities

Net income                           -         -       -        -          -          108       108

Dividends declared                   -         -       -        -          -        (153)     (153)

Balance, end of period       1,090,067    $9,384   1,000      $10       $(9)     $(3,846)    $5,539




                      See notes to financial statements.

                         Item 1. Financial Statements
                                 (continued)

                       PROPERTY RESOURCES EQUITY TRUST
                           STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994
                                 (Unaudited)

                              (Dollars in 000's)

                                                                1995       1994
Cash flows from operating activities:

Net income                                                        $108       $ 98

 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
    Depreciation and amortization                                  123        138
    Decrease in deferred rent receivable                            13         10
    Decrease in other assets                                        26         19
    Decrease in tenants' deposits and other liabilities           (11)       (10)
Total adjustments                                                  151        157

Net cash provided by operating activities                          259        255

Cash flows from investing activities:
   Improvements to rental property                                   -        (1)
   Decrease in investment in mortgage-backed securities             15         43

Net cash provided by investing activities                           15         42

Cash flows from financing activities:
   Dividends paid                                                (153)      (131)

Net cash used in financing activities                            (153)      (131)

Net increase in cash and cash equivalents                          121        166

 Cash and cash equivalents, beginning of period                    418        240

 Cash and cash equivalents, end of period                         $539       $406





                      See notes to financial statements.

                      Item 1. Financial Statements
                              (continued)

                    PROPERTY RESOURCES EQUITY TRUST
                     NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995


NOTE 1 - ORGANIZATION

Property Resources Equity Trust (the "Fund") is a California corporation formed on February 20, 1985 for the purpose of investing in income-producing real property. The offering period for the sale of the Fund's Series A common stock terminated on July 17, 1987 with total proceeds raised of $10,889,000 less offering costs of $1,505,000. As of the close of the offering, Property Resources Inc., (the "Advisor") had purchased 1,000 shares of the Fund's Series B common stock for $10,000 cash.

The Fund is a real estate investment trust ("REIT") and elected REIT status for income tax purposes for the tax years commencing 1988. Under the Internal Revenue Code and applicable state income tax law, a qualified REIT is not subject to income tax if at least 95% of its taxable income is currently distributed to its stockholders and other tests are met. The Fund intends to distribute substantially all of its taxable income in the future. Accordingly, no provision is made for income taxes in these financial statements.

NOTE 2- BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary, in the opinion of management, for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the Fund's financial statements for the year ended December 31, 1994.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Fund has entered into an agreement with the Advisor to administer the day-to-day operations of the Fund. Under the terms of the agreement, which is renewable annually, the Advisor will receive a fee equal to 5% of the total amount distributed to the stockholders. The fee is not payable with regard to distributions from the sale or refinancing of property.

At June 30, 1995, cash equivalents included $2,000 invested in Franklin Money Fund which is an investment company managed by an affiliate of the Advisor. For the six month period ended June 30, 1995 dividend income earned amounted to $1,000.

                      Item 1. Financial Statements
                              (continued)

                    PROPERTY RESOURCES EQUITY TRUST
                     NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1995


 NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

 The agreements between the Fund and the Advisor, or affiliates, provide for certain types of compensation and payments including but not limited to the types of compensation and payments which were paid or accrued by the Fund for those services rendered for the six month period ended June 30, 1995:


   Management advisory fees, charged to related party expense            $8,000

   Reimbursement for data processing  expenses,  charged to related
   party expense                                                         18,000

   Property management fees, charged to related party expense            18,000

   Shareholder services fees, charged to related party expense            4,000

   Leasing  commission,  capitalized and amortized over the term of
   the related lease                                                      2,000


 NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 For the six month period ended June 30, 1995, interest paid amounted to $103,000.

                     PART I - FINANCIAL INFORMATION

                     Item 2. Management's Discussion
                   and Analysis of Financial Condition
                         and Results of Operations


Introduction

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

Comparison of the six month periods ended June 30, 1995 and 1994

Net income for the six month period ended June 30, 1995 amounted to $108,000, an increase of $18,000 as compared to net income of $98,000 in 1994. The decrease is due to the following factors: a decrease in rental revenue of $23,000; an increase in interest and dividends of $5,000; an increase in interest expense of $13,000; a decrease in depreciation and amortization of $15,000; a decrease in operating expenses of $23,000; a decrease in related party expense of $1,000; and a decrease in general and administrative expense of $2,000.

Rental income for the six month period decreased by $23,000, or 4%, primarily due to a decrease in the average occupancy rate at two of the Fund's properties. The average occupancy rate of net rentable square feet for the six month periods ended June 30, 1995 and 1994 at Graham Court Business Park was 88% and 89%; and at Good Guys Plaza Shopping Center was 94% and 96%, respectively.

Interest and dividend income increased $5,000, or 31%, primarily due to higher yields realized on short-term money market investments.

Total expenses for the six month period decreased by $28,000, or 6%, from $491,000 in 1994 to $463,000. The decrease in total expenses is attributable to the following factors: an increase in interest expense of $13,000, or 14%; a decrease in depreciation and amortization of $15,000, or 11%; a decrease in operating expenses of $23,000, or 13%; a decrease in related party expense of $1,000 or 2%; and a decrease in general and administrative expense of $2,000, or 6%.

Interest expense increased $13,000, reflecting rate changes on the outstanding note payable.

Operating expenses decreased $23,000, as a result of a decrease in property taxes, utilities, repairs and maintenance and bad debt expense.

General and administrative expense decreased $2,000 due to a decrease in telephone and answering service expenses.

Related Party Expenses

The Fund has entered into an agreement with the Advisor to administer the day-to-day operations of the Fund. For the six month period ended June 30, 1995, the Fund recorded $8,000 of advisory fee expense to the Advisor in accordance with the Advisory Agreement.

The Fund's properties are managed by Continental Property Management Co., ("CPMC"), an affiliate of the Advisor. For the six month period ended June 30, 1995, the Fund recorded $18,000 of property management fee expense to CPMC in accordance with the Property Management Agreement.

The Fund's Board of Directors (including all of its Independent Directors) have determined, after review, that the compensation paid to the Advisor and to CPMC referenced above, as well as the expense reimbursements made by the Fund to the Advisor reflected in Note 3 to the accompanying financial statements, are fair and reasonable to the Fund.

                     PART I - FINANCIAL INFORMATION

                     Item 2. Management's Discussion
                   and Analysis of Financial Condition
                         and Results of Operations


Impact of Inflation

The Fund's management believes that inflation may have a positive effect on the Fund's property portfolio, but this effect generally will not be fully realized until such properties are sold or exchanged. The Fund's policy of negotiating leases which incorporate operating expense "pass-through" provisions is intended to protect the Fund against increased operating costs resulting from inflation.

Liquidity and Capital Resources

The Fund's principal sources of capital for the acquisition and renovation of property and for working capital reserves have been proceeds from the initial offering of its common stock and from funds from operations after payment of dividends.

At June 30, 1995, cash and cash equivalents totaled $539,000 and investments in mortgage-backed securities totaled $218,000.

As of June 30, 1995, one of the Fund's properties were subject to secured financing. The Good Guys Plaza shopping center is subject to a promissory note collateralized by a Deed of Trust in the amount of $2,750,000. The note is payable, interest only, at an adjustable rate of interest which is based on a certain bond index. The interest rate is not subject to a minimum or maximum rate of interest. On June 30, 1995, the interest rate was 7.3%. In certain circumstances, the payments due may be less than accrued interest. Any resulting accrued interest bears interest at the then current rate. The note is due in full in December, 1996.

In the short-term and in the long-term, management believes that the Fund's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of dividends.

Dividends
Dividends are paid quarterly at the discretion of the Board of Directors and depend on the Fund's earnings, cash flow, financial condition and other relevant factors. During the six month period ended June 30, 1995, the Fund declared and paid dividends totaling $153,000.

                       PART II - OTHER INFORMATION

                Item 6. Exhibits and Reports on Form 8-K


 (a)   Not applicable

 (b)   Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1995.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PROPERTY RESOURCES EQUITY TRUST




                                          By:  /S/ David P. Goss

                                               David P. Goss
                                               Chief Executive Officer

                                          Date:        August 12, 1995