Form 10-Q
period 1995-09-30
PROPERTY RESOURCES EQUITY TRUST
filed 1995-11-13
CIK 765195

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            SEPTEMBER 30, 1995
                              --------------------------------------------------
                                      OR

(  )  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE CHANGE ACT OF 1934

For the transition period from                      TO
                              ----------------------  --------------------------

Commission file number            0-15880
                      ----------------------------------------------------------

                        PROPERTY RESOURCES EQUITY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     CALIFORNIA                                                   95-3959770
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)


P. O. BOX 7777,         SAN MATEO, CALIFORNIA                   94403-7777
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code            (415) 312-2000
                                                  ------------------------------


                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Shares of Series A Common Stock Outstanding as of September 30, 1995: 1,090,067
Shares of Series B Common Stock Outstanding as of September 30, 1995:     1,000






                           PART I - FINANCIAL INFORMATION

                            Item 1. Financial Statements
                          PROPERTY RESOURCES EQUITY TRUST
                                   BALANCE SHEETS
                      SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                      ----------------------------------------
                     (Dollars in 000's except per share amounts)

                                                          (Unaudited)  (Audited)

                                                               1995       1994
                                                               ----       ----
                                      ASSETS
                                      ------

Rental property:
  Land                                                       $ 2,789    $ 2,789
  Buildings and improvements                                   6,528      6,523
  Tenant improvements                                            191        187
  Furniture and fixtures                                           5          5
-------------------------------------------------------------------------------
                                                               9,513      9,504

Less:  accumulated depreciation                                2,087      1,912
--------------------------------------------------------------------------------

                                                               7,426      7,592

Cash and cash equivalents                                        630        418
Mortgage-backed securities, available for sale                   218        217
Deferred rent receivable                                          74         86
Other assets                                                      74         83
--------------------------------------------------------------------------------

    Total assets                                             $ 8,422    $ 8,396
================================================================================


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

Notes payable                                                $ 2,750    $ 2,750
Tenants' deposits and other liabilities                          103         78
Dividends payable                                                 76          -
--------------------------------------------------------------------------------

    Total liabilities                                          2,929      2,828
--------------------------------------------------------------------------------

Stockholders' equity:
 Common stock, Series A, without par value. Stated value
   $10 per share; 10,000,000 shares authorized; 1,090,067
  shares issued and outstanding in 1995 and 1994               9,384      9,384

 Common stock, Series B, without par value.
  Stated value $10 per share; 1,000 shares authorized,
  issued and outstanding in 1995 and 1994                         10         10

 Unrealized loss on mortgage-backed securities                    (9)       (25)

 Retained earnings (deficit)                                  (3,892)    (3,801)
--------------------------------------------------------------------------------

 Total stockholders' equity                                    5,493      5,568
--------------------------------------------------------------------------------

    Total liabilities and stockholders' equity               $ 8,422    $ 8,396
================================================================================

                      See notes to financial statements.
                         Item 1. Financial Statements
                                 (continued)

                       PROPERTY RESOURCES EQUITY TRUST
                           STATEMENTS OF OPERATIONS
        FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
        -------------------------------------------------------------
                                 (Unaudited)

                 (Dollars in 000's except per share amounts)



                                                            1995           1994
                                                            ----           ----

Revenue:

  Rent                                                      $255           $270
  Dividends                                                    1              1
  Interest                                                    10              8
--------------------------------------------------------------------------------

    Total revenue                                            266            279
--------------------------------------------------------------------------------

Expenses:

  Interest                                                    44             49
  Depreciation and amortization                               61             66
  Operating                                                  103            106
  Related party                                               24             26
  General and administrative                                   4              6
--------------------------------------------------------------------------------

    Total expenses                                           236            253
--------------------------------------------------------------------------------

Net income                                                  $ 30           $ 26
================================================================================


Net income per share of Series
  A common stock                                            $.03           $.02
================================================================================


Dividends per share of Series
  A common stock                                            $.07           $.06
================================================================================





                      See notes to financial statements.











                         Item 1. Financial Statements
                                 (continued)

                       PROPERTY RESOURCES EQUITY TRUST
                           STATEMENTS OF OPERATIONS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
         ------------------------------------------------------------
                                 (Unaudited)

                 (Dollars in 000's except per share amounts)



                                                            1995        1994
                                                            ----        ----
Revenue:

  Rent                                                      $805        $843
  Dividends                                                    2           4
  Interest                                                    30          21
--------------------------------------------------------------------------------

    Total revenue                                            837         868
--------------------------------------------------------------------------------

Expenses:

  Interest                                                   147         139
  Depreciation and amortization                              184         204
  Operating                                                  263         289
  Related party                                               72          75
  General and administrative                                  33          37
--------------------------------------------------------------------------------

    Total expenses                                           699         744
--------------------------------------------------------------------------------

Net income                                                  $138        $124
================================================================================


Net income per share of Series
  A common stock                                            $.13        $.11
================================================================================


Dividends per share of Series
  A common stock                                            $.21        $.18
================================================================================






                      See notes to financial statements.


                         Item 1. Financial Statements
                                 (continued)

                       PROPERTY RESOURCES EQUITY TRUST
                      STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995
              --------------------------------------------------
                                 (Unaudited)

                              (Dollars in 000's)




                                          Common Stock
                                  Series A          Series B

                                                                             Accumulated
                                                                 Unrealized   Dividends
                                                                 Gain/Loss    in Excess
                            Shares      Amount   Shares  Amount  on             of Net    Total
                                                                 Securities     Income

Balance,

 beginning of period          1,090,067   $9,384  1,000    $10      $(25)        $(3,801)  $5,568
Unrealized gain on
 mortgage-backed securities           -        -    -       -        16                 -      16
Net income                            -        -    -       -          -              138     138
Dividends declared                    -        -    -       -          -            (229)   (229)
-------------------------------------------------------------------------------------------------
Balance,end of period         1,090,067   $9,384  1,000    $10      $(9)         $(3,892)  $5,493
=================================================================================================





                      See notes to financial statements




                         Item 1. Financial Statements
                                 (continued)

                       PROPERTY RESOURCES EQUITY TRUST
                           STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
         ------------------------------------------------------------
                                 (Unaudited)

                              (Dollars in 000's)

                                                                  1995    1994
                                                                  ----    ----
Cash flows from operating activities:

Net income                                                       $138      $124
--------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                 184       204
    Decrease in deferred rent receivable                           12        16
    Decrease in other assets                                        -        45

    Increase in tenants' deposits
      and other liabilities                                        25        16
--------------------------------------------------------------------------------

Total adjustments                                                 221       281
--------------------------------------------------------------------------------

Net cash provided by operating activities                         359       405
--------------------------------------------------------------------------------

Cash flows from investing activities:
   Improvements to rental property                                 (9)       (3)
   Decrease in investment in mortgage-backed securities            15        44

Net cash provided by investing activities                           6        41

Cash flows from financing activities:
   Dividends paid                                                 (153)    (196)
--------------------------------------------------------------------------------

Net cash used in financing activities                             (153)    (196)
--------------------------------------------------------------------------------

Net increase in cash and cash equivalents                           212     250

Cash and cash equivalents, beginning of period                      418     240
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period                           $630    $490
================================================================================






                   See notes to financial statements.





                      Item 1. Financial Statements
                              (continued)

                    PROPERTY RESOURCES EQUITY TRUST
                     NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1995
              ------------------------------------------


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

At September 30, 1995, cash equivalents included $2,000 invested in Franklin Money Fund which is an investment company managed by an affiliate of the Advisor. For the nine month period ended September 30, 1995 dividend income earned amounted to $2,000.

The agreements between the Fund and the Advisor, or affiliates, provide for certain types of compensation and payments including but not limited to the types of compensation and payments which were paid or accrued by the Fund for those services rendered for the nine month period ended September 30, 1995:


   Management advisory fees,
    charged to related party expense                           $12,000

   Reimbursement for data processing expenses,
    charged to related party expense                            27,000

   Property management fees,
    charged to related party expense                            26,000

   Shareholder services fees,
    charged to related party expense                             7,000

   Leasing commission, capitalized and amortized
    over the term of the related lease                          18,000


                      Item 1. Financial Statements
                              (continued)

                    PROPERTY RESOURCES EQUITY TRUST
                     NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995


NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the nine month period ended September 30, 1995, interest paid amounted to $147,000.

NOTE 5 - SUBSEQUENT EVENT

On Wednesday, November 1, the Company entered into an Agreement of Purchase and Sale with the intent of selling the Agora Office Building. The buyer is an unaffiliated third party. The contractual purchase price is $850,000. 75% of the purchase price will be paid in the form of a promissory note payable to the Company. Interest at 9% will be payable monthly and all remaining principal will be due and payable two years after the sale. The balance of the purchase price will be paid to the Company in cash at the close of escrow, subject to customary closing costs and prorations. Certain contractual contingencies remain and there can be no assurances that the sale will be completed under these terms or at all.




                     PART I - FINANCIAL INFORMATION

                     Item 2. Management's Discussion
                   and Analysis of Financial Condition
                          AND RESULTS OF OPERATIONS

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

Net income for the nine month period ended September 30, 1995 amounted to $138,000, an increase of $14,000 as compared to net income of $124,000 in 1994. The increase is due to the following factors: a decrease in rental revenue of $38,000; an increase in interest and dividends of $7,000; an increase in interest expense of $8,000; a decrease in depreciation and amortization of $20,000; a decrease in operating expenses of $26,000; a decrease in related party expense of $3,000; and a decrease in general and administrative expense of $4,000.

Rental income for the nine month period decreased by $38,000, or 5%, primarily due to a decrease in the average occupancy rate at two of the Fund's properties. The average occupancy rate of net rentable square feet for the nine month periods ended September 30, 1995 and 1994 at Graham Court Business Park was 88% and 90%; and at Good Guys Plaza Shopping Center was 94% and 96%, respectively.

Interest and dividend income increased $7,000, or 28%, primarily due to higher yields realized on short-term money market investments.

Total expenses for the nine month period decreased by $45,000, or 6%, from $744,000 in 1994 to $699,000. The decrease in total expenses is attributable to the following factors: an increase in interest expense of $8,000, or 6%; a decrease in depreciation and amortization of $20,000, or 10%; a decrease in operating expenses of $26,000, or 9%; a decrease in related party expense of $3,000 or 4%; and a decrease in general and administrative expense of $4,000, or 11%.

Interest expense increased $8,000, reflecting rate changes on the outstanding note payable.

Operating expenses decreased $26,000, as a result of a decrease in property taxes, utilities, and capital expenses.

Related party expense decreased $3,000 due to a decrease in the reimbursement for data processing expenses.

General and administrative expense decreased $4,000 due to a decrease in printing and other Fund related expenses.

RELATED PARTY EXPENSES

The Fund has entered into an agreement with the Advisor to administer the day-to-day operations of the Fund. For the nine month period ended September 30, 1995, the Fund recorded $12,000 of advisory fee expense to the Advisor in accordance with the Advisory Agreement.

The Fund's properties are managed by Continental Property Management Co., ("CPMC"), an affiliate of the Advisor. For the nine month period ended September 30, 1995, the Fund recorded $26,000 of property management fee expense to CPMC in accordance with the Property Management Agreement.

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

At September 30, 1995, cash and cash equivalents totaled $630,000 and investments in mortgage-backed securities totaled $218,000.

As of September 30, 1995, one of the Fund's properties were subject to secured financing. The Good Guys Plaza shopping center is subject to a promissory note collateralized by a Deed of Trust in the amount of $2,750,000. The note is payable, interest only, at an adjustable rate of interest which is based on a certain bond index. The interest rate is not subject to a minimum or maximum rate of interest. On September 30, 1995, the interest rate was 6.5%. In certain circumstances, the payments due may be less than accrued interest. Any resulting accrued interest bears interest at the then current rate. The note is due in full in December, 1996.

On Wednesday, November 1, the Company entered into an Agreement of Purchase and Sale with the intent of selling the Agora Office Building. The buyer is an unaffiliated third party. The contractual purchase price is $850,000. 75% of the purchase price will be paid in the form of a promissory note (the "Seller Carryback") payable to the Company. Interest at 9% will be payable monthly and all remaining principal will be due and payable two years after the sale. The balance of the purchase price will be paid to the Company in cash at the close of escrow, subject to customary closing costs and prorations. Certain contractual contingencies remain and there can be no assurances that the sale will be completed under these terms or at all.

Under the terms of the Seller Carryback, the potential buyer will be obligated to pay the Company approximately $57,000 in interest per year. Since this amount exceeds the net cash flow generated by the Agora Office Building in either 1993 or 1994, it is anticipated that the sale will not materially affect the capital resources of the Company during the term of the Seller Carryback. After the repayment of the Seller Carryback, if the sale proceeds are distributed, a material reduction in net cash flow could result.

However, even with the potential reduction resulting from the possible sale of the Agora Office Building, in the short-term and in the long-term, management believes that the Fund's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of dividends.

DIVIDENDS
Dividends are paid quarterly at the discretion of the Board of Directors and depend on the Fund's earnings, cash flow, financial condition and other relevant factors. During the nine month period ended September 30, 1995, the Fund declared dividends totaling $229,000.


                       PART II - OTHER INFORMATION

                ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


 (a)   Not applicable

 (b)   Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1995.




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


                                          Date: NOVEMBER 10, 1995