Form 10-K
period 1995-12-31
PROPERTY RESOURCES EQUITY TRUST
filed 1996-04-01
CIK 765195

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1995. Commission File 0-15880


                       PROPERTY RESOURCES EQUITY TRUST
            (Exact Name of Registrant as Specified in its Charter)

California                           94-3959770
- --------------------------------------------------------------------------
(State or other jurisdiction or      (I.R.S. Employer Identification
incorporation or organization)       number)

P.O. Box 7777, San Mateo, CA         (415) 312-5824
94403-7777
- --------------------------------------------------------------------------
(Address of principal and executive  Registrant's telephone number,
Office)                              including Area Code


Securities registered pursuant to Section 12(b) of Act:           None

Securities registered pursuant to Section 12(g) of Act:

Title of each class

Common Stock Series A
- -------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes       X        No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part
III of this Form 10-K or any amendment to this Form 10-K.      X

At December 31, 1995, 1,090,067 shares of the registrant's Series A common stock were held by non-affiliates of the registrant. No market for the shares currently exists and therefore a market value cannot be determined.

Indicate the number of shares outstanding of each of the issuer's classes of common stock at December 31, 1995: 1,090,067 shares of Series A common stock and 1,000 shares of Series B common stock.

Documents Incorporated by Reference - Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995, and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on June 6, 1996, are incorporated by referenced in Parts I, II, III and IV.





                                    PART 1
Item 1. Business

In addition to the information set forth below, the information required by this
Item is incorporated by reference from Page 4 of the Registrant's 1995 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13.

The Company is subject to the risks generally associated with the ownership of real property, including the possibility that operating expenses, debt service payments and fixed costs may exceed property revenues; economic conditions may adversely change in California, Arizona and the national market; the real estate investment climate may change; local market conditions may change adversely due to general or local economic conditions and neighborhood characteristics; interest rates may fluctuate and the availability, costs and terms of mortgage financing may change; unanticipated maintenance and renovations may arise; changes in real estate tax rates and other operating expenses may arise; governmental rules and fiscal policies may change; natural disasters, including earthquakes, floods or tornadoes may result in losses beyond the coverage of the Company's policies; the financial condition of the tenants of properties may deteriorate; and other factors which are beyond the control of the Company may occur.

The real estate business is competitive, and the Company is in competition with many other entities engaged in real estate investment activities, some of which have greater assets than the Company. The Company's real estate investments in rental properties are subject to the risk of the Company's inability to attract or retain tenants and a consequent decline in rental income. Furthermore, real estate investments tend to be long-term, and under the REIT provisions of the Internal Revenue Code, might be subject to minimum holding periods to avoid adverse tax consequences; consequently, the Company will have only minimal ability to vary its property portfolio in response to changing economic, financial and investment conditions. To the extent that the Company's rental income is based on a percentage of the gross receipts of retail tenants, its cash flow is dependent on the retail success achieved by such tenants.

The opportunities for sale, and the profitability of any sale, of any particular property by the Company will be subject to the risk of adverse changes in real estate market conditions, which may vary depending upon the size, location and type of each property.





Item 1. Business (Continued)

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances, the presence of such substances, or the failure to properly remediate such substances, when released. As part of the investigation of properties prior to acquisition, the Company typically has obtained inspection reports concerning the condition of the property, including specialized environmental inspection reports concerning the presence of hazardous substances on the property. The Company intends to continue this practice.

Such inspection reports, however, do not necessarily reveal all hazardous substances or sources thereof, and substances not considered hazardous when a property is acquired may subsequently be classified as such by amendments to local, state, and federal laws, ordinances, and regulations. If it is ever determined that hazardous substances on or in a Company property must be removed or the release of such substances remediated, the Company could be required to pay all costs of any necessary cleanup work, although under certain circumstances, claims against other responsible parties could be made by the Company. The Company could also experience lost revenues during any such cleanup, or lower lease rates, decreased occupancy or difficulty selling or borrowing against the affected property either prior to or following any such cleanup. The Company is not aware of any hazardous substances on or in its properties and it has not been notified by any governmental authority of any noncompliance, liability or other claim in connection with the environmental condition of any of its properties.

The Americans with Disabilities Act ("ADA"), which generally requires that buildings be made accessible to people with disabilities, has separate compliance requirements for "public accommodations" and "commercial facilities". If certain uses by tenants of a building constitute a "public accommodation", the ADA imposes liability for non-compliance on both the tenant and the owner/operator of the building. The Company has conducted inspections of its property to determine whether the exterior and common area of such property are in compliance with the ADA and it believes that its properties are in compliance. If, however, it were ever determined that one or more of the Company's properties were not in compliance, the Company may be subjected to unanticipated expenditures incurred to remove access barriers, or to pay fines or damages related to such non-compliance.





Item 1. Business (Continued)

The Company's due diligence review of prospective acquisitions of office, industrial and retail property includes an examination of such property's compliance with the ADA, and the cost of remedial work, if any, believed to be required to meet such requirements.

The Company's only business consists of the real estate investment activity described above. Therefore, information about industry segments is not applicable. The business is not seasonal. At December 31, 1995, the Fund did not have any employees.

Item 2. Properties

The information required by this Item is incorporated by reference from Page 4 through 8 of the Registrant's 1995 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13.

Item 3. Legal Proceedings

There are no material legal proceedings pending to which the Company is a party or which any of its property is the subject, required to be reported hereunder. From time to time, the Company may be a party to ordinary routine litigation incidental to its business.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year .





                                    PART II

Item 5. Market For Registrant's Common Stock And Related Stockholder Matters

In addition to the information set forth below, the information required by this
Item is incorporated by reference from Page 8 of the Registrant's 1995 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13.

There are no restrictions on sales or purchases of the Company's Series A common stock other than those that may be imposed by any applicable federal or state securities laws or by the Company's Articles of Incorporation or Bylaws with respect to maintaining the Company's status as a qualified real estate investment trust under applicable tax rules and regulations.

The Company is a real estate investment trust ("REIT") and elected REIT status commencing with the 1988 tax year pursuant to the provisions of the Internal Revenue Code (the "Code") and applicable state income tax law. Under those provisions, the Company will not be subject to income tax on that portion of its taxable income which is distributed annually to Stockholders if at least 95% of its taxable income (which term excludes capital gains) is distributed and if certain other conditions are met. During such time as the Company qualifies as a REIT, the Company intends to make quarterly cash dividends to the Stockholders aggregating on an annual basis at least 95% of its taxable income.

Among other requirements, the Company must, in order to continue its status as a REIT under the Code, not have more than 50% in value of its outstanding shares owned by five or fewer individuals during the last half of a taxable year (the "5/50 Provision"). In order to meet these requirements, the Company has the power to redeem a sufficient number of shares in order to maintain or to bring the ownership of the shares into conformity with these requirements, and to prohibit the transfer of shares to persons whose acquisition would result in a violation of these requirements.

Item 6. Selected Financial Data

The information required by this Item is incorporated by reference from Page 3 of the Registrant's 1995 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13.






Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference from Pages 9 through 11 of the Registrant's 1995 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from Pages 12 through 22 of the Registrant's 1995 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13.

Item 9.  Disagreements on Accounting and Financial Disclosure

None.





                                   PART III

Certain information required by Part III is omitted from this report in that the Registrant has been subject to the reporting requirements of Section 13 of the Exchange Act for the preceeding 12 months, and will file a definitive Proxy Statement, pursuant to Regulation 14a (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and the information included therein is incorporated herein by reference.


Item 10. Directors and Executive Officers Of The Company And The Advisor

The information required by this Item is incorporated by reference to the Registrant's Proxy Statement.

Item 11. Executive Compensation

No direct compensation has been paid by the Fund to directors and officers of the Fund or the Advisor except that the Independent Directors received approximately $8,000 for attending meetings during the year ended December 31, 1995. The Fund has no annuity, pension or retirement plans or any existing plans or arrangement under which payments have or would in the future be made to any director or officer. The Fund will pay certain fees to and reimburse certain expenses of the Advisor as described in Item 13.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

No person or group of persons is known by the Fund to beneficially own more than 5% of the outstanding common stock. As of December 31, 1995, no directors or officers of the Fund owned any shares of the Fund.

The Fund is unaware of any arrangement which may at a subsequent date result in a change in control of the Fund.

Item 13. Certain Relationships And Related Transactions

The Fund has entered into an agreement with the Advisor to administer the day-to-day operations of the Fund. Under the terms of the agreement, which is renewable annually, the Advisor will receive a fee equal to 5% of the total amount distributed to the Stockholders. The fee is not payable in regard to distributions from the sale or refinancing of property. Management advisory fees for 1995 amounted to $16,000. The agreement also provides for the following compensation and payments to the Advisor:

      Reimbursement of certain costs and expenses incurred on behalf of the Fund of $36,000 in 1995.

      Acquisition and investment advisory fees to to exceed in the aggregate, 13% of offering proceeds for services rendered in connection with the investigation, selection or acquisition of real property. No such fees were paid in 1995.

      Subordinated sales commissions of 5% of the gross selling price of Fund real property. No commissions were paid in 1995.

      Subordinated disposition fee of 15% of net proceeds, as defined, from the sale or refinancing of Fund real property. No such fees were paid in 1995.


      Item  13.   Certain   Relationships   And   Related   Transactions
      (Continued)

      Subordinated commissions and fees are payable to the Advisor provided the Stockholders have received cumulative distributions equal to their original equity plus an 8% per annum cumulative return. No such commissions or fees were paid to the Advisor in 1995.

      An affiliate of the Advisor is entitled to receive fees for property management and other property related services. The affiliate was paid $57,000 in 1995.

      An affiliate of the Advisor is entitled to receive underwriting commissions on shares sold to Stockholders, net of payments made to unaffiliated broker-dealers. No such commissions were paid in 1995.

      An affiliate of the Advisor is entitled to receive a shareholder services fee for providing services as the Fund's transfer agent and registrar and for providing other related shareholder services. The affiliate was paid $9,000 in 1995.

On July 16, 1993, Franklin/Templeton Investor Services, Inc., an affiliate of the Advisor, assumed responsibility as the Fund's transfer agent and registrar for the Fund's Series A common stock. At December 31, 1995, and 1994, cash equivalents included $2,000 invested in Franklin Money Fund and $101,000 and $396,000 invested in Institutional Fiduciary Trust, respectively. Both are investment companies managed by an affiliate of the Advisor. For the year ended December 31, 1995, dividends earned amounted to $3,000.

David P. Goss, Michael J. McCulloch, and Richard S. Barone, who are officers of the Company, are also officers of the Advisor.







                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a) 1. The following financial statements are included on the pages indicated of the 1995 Annual Report and incorporated by reference in
            Part II, Item 8.
                                                                   Page of
                                                                 Annual Report

            Report of Independent Accountants                              20

            Balance Sheets as of December 1995 and 1994                    12

            Statements of Operations for the years ended
              December 31, 1995, 1994 and 1993                             13

            Statements of Stockholders' Equity for the years ended
              December 31, 1995, 1994 and 1993                             14

            Statements of Cash Flows for the years ended
              December 31, 1995, 1994 and 1993                             15

            Notes to Financial Statements                                 16-19

      2. The supplemental financial statement schedule, Real Estate and Accumulated Depreciation, is incorporated herein by reference from Pages 21 and 22 of the Company's 1995 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13.

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      3.    Exhibits:
            (3.1) Articles of Incorporation *
            (3.2) Bylaws *
            (10.1)Material Contracts - Advisory Agreement *
            (10.2)Material Contracts - Property Management Agreement
            (11.) Statement  regarding  computation of earnings per share. See the Statement of Operations included in the Financial Statements.
            (13.) Annual Report to Stockholders for the fiscal year ended
                  December 31, 1995 (to be deemed filed only to the extent required by the instructions to exhibits for report on Form 10-K).

            *Documents were filed in the Company's Form S-11 Registration Statement, dated July 16, 1985 (Registration No. 2-96589) and are incorporated herein by reference.

(b)   Reports filed on Form 8-K.

      No reports on Form 8-K were filed by the Company for the quarter ended December 31, 1994.





                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PROPERTY RESOURCES EQUITY TRUST
                               (Registrant)


Date:    March 14, 1996                   By:   /s/ David P. Goss
     --------------------------                ------------------
                                                David P. Goss
                                                Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.



Signature                     Title         Date



                         Chief Executive
/s/ David P. Goss            Officer        March 14, 1996
- -----------------------                     -------------------
David P. Goss


/s/ David W. Walters        Director1       March 14, 1996
- -----------------------                     -------------------
David W. Walters


/s/ James A. Niles          Director1       March 14, 1996
- -----------------------                     -------------------
James A. Niles





1 Independent Director





                        PROPERTY RESOURCES EQUITY TRUST

                                     1995

                                 ANNUAL REPORT

- ------------------------------------------------------------------------------





- -------------------------------------------------------------------------------
                               PRESIDENT'S MESSAGE
- -------------------------------------------------------------------------------

DEAR STOCKHOLDERS

I welcome this opportunity to report to you on the Fund's progress over the last year and its outlook for the future. FFO was $476,000 in 1995 compared with $446,000 in 1994 and $421,000 in 1993. The increase in FFO in 1995 was the result of lower operating expenses which fell $51,000. The largest component of this decrease was reduced property taxes resulting from successful appeals at Agora and Graham Court. We will continue to make every effort to reduce the cost of operating the Fund while maintaining the highest level of professional management.

In response to the Fund's improved cash flow in 1995, at its recent meeting, the Board of Directors raised the annual dividend rate from 28 cents to 36 cents per share. With reserves of over $800,000, the Fund's new dividend rate should be sustainable into the near future.

The Fund's 1995 revenues declined 2% as a result of increased vacancy at the Agora Office Building and at Good Guys Plaza. However, by year end the Agora`s vacancy had risen to 68% from 54% earlier in the year. Graham Court's occupancy reached 100% by year end after falling to as low as 82% in April of 1995. Unfortunately, the two vacant spaces at Good Guys Plaza have remained vacant with no outstanding lease offers. We continue every effort to secure tenants in the vacant spaces and to renew current tenants at the most favorable terms. Although average occupancy for the year declined, our year end occupancy increased to 91% from 87% at the end of 1994. We anticipate this improvement will be reflected in increased revenues in 1996.

We are frequently asked by investors about the expected termination date of the Fund. We are in the process of taking the first step towards a liquidation with the sale of the Agora. On February 26, the Fund entered into an Agreement of Purchase and Sale (the "Agreement") with an unrelated potential buyer. The Agreement calls for a sale price of $850,000 with $150,000 down and a $700,000 seller carryback accepted by the Fund. At this time, the potential buyer retains certain contingencies, therefore no assurance can be given that the sale will be completed per the terms of the Agreement or at all.

If the sale of the Agora is completed, the Fund will next consider whether to sell the two remaining properties. A sale of Good Guys Plaza is dependent upon a resolution of the lease situation at the property. As we mentioned in previous reports, The Good Guys exercised their option to remain at their space for an additional five years, solving the largest issue at the property. However, the other large tenant at Good Guys Plaza, Wherehouse Entertainment, made a motion in bankruptcy court to extend the "confirmation period" for our lease into May of 1996. As you may recall, Wherehouse Entertainment filed for bankruptcy last year. Although we continue to believe that Wherehouse Entertainment will ultimately confirm our lease, we are left with no choice but to await the court's decision. Until Wherehouse Entertainment's lease situation is resolved, any attempt at a sale of the property would not be justified. However, assuming the lease is confirmed in May, we will make a final decision regarding the sale in June. We intend to dispose of Graham Court at the same time or soon after the sale of Good Guys Plaza. With occupancy at 100%, a sale of Graham Court is certainly feasible, although the ultimate sale price is impossible to predict.

We are optimistic that market conditions have begun to show signs of improvement in California. We look forward to serving your investment needs in the future.

                        Very Truly Yours,


                        David P. Goss, President







S E L E C T E D  F I N A N C I A L  I N F O R M A T I O N


The following selected financial data for the Fund was derived from the audited financial statements of the Fund and should be read in conjunction with the financial statements and related notes to follow in this report.


- ----------------------------------------------------------------------------------
(Dollars in 000's except        1995       1994       1993        1992       1991
per share amounts)
- ----------------------------------------------------------------------------------
Total revenue                 $1,138     $1,165     $1,186      $1,184     $1,170
Interest expense                 192        192        180         181        237
Depreciation and
 amortization expenses           245        267        281         302        300
Operating expenses               322        373        392         328        362
Related party expenses            96        103        112         107        102
General and
 administrative                   52         51         81          77         77
 expenses
Net income before
 loss on write-down              231        179        140         189         92
 of rental property
Loss on write-down
 of rental property                -        226          -         508          -
Gain (loss)                        -          -          -           -        840
 on litigation
Income (loss)                    231       (47)        140       (319)        932

Total assets                   8,350      8,396      8,799       9,141      9,807
Bond payable                       -          -          4           8         11
Note payable                   2,750      2,750      2,750       2,750      2,750

Per share:
  Net income (loss) 1            .21      (.04)        .13       (.29)        .86
  Distributions                  .28        .30        .30         .30        .32
   declared
Number of shares of
 Series A common stock
 outstanding               1,090,067  1,090,067  1,090,067   1,090,067  1,090,067




1Based on the weighted average shares outstanding of Series A common stock.







P R O P E R T Y  R E S O U R C E S  E Q U I T Y  T R U S T

PROPERTY RESOURCES EQUITY TRUST (the "Fund") is a corporation formed on February 20, 1985 under the laws of the State of California. The Fund is a real estate investment trust ("REIT").

The Fund's investment program includes providing its Stockholders with a professionally managed diversified portfolio of income-producing equity real estate investments in strategic markets, which represent the potential for current cash flow and for capital appreciation. The Fund is a self-liquidating REIT with a finite life.

The Fund has entered into an advisory agreement with Property Resources, Inc. (the "Advisor"). Under the terms of the agreement, which is renewable annually, the Advisor will manage the day-to-day operations of the Fund subject to overall approval of the Board of Directors.

R E A L  E S T A T E  P O R T F O L I O
As of December 31, 1995, the Fund's real estate portfolio consisted of the Graham Court Business Park in Livermore, California, the Agora Office Building in Phoenix, Arizona, and Good Guys Plaza Shopping Center in Santa Rosa, California. Good Guys Plaza is subject to a lien on the property as more fully described under the respective property description which follows.

The properties are managed by Continental Property Management Co. ("CPMC"), an affiliate of the Advisor, which performs the leasing, re-leasing and management related services for the properties. Certain management functions at Agora Office Building are performed by Commercial Properties, Inc., an unaffiliated property management company, under the supervision of CPMC.

The Fund currently carries earthquake insurance coverage only for the properties located in California. The Fund intends to continue to carry such earthquake insurance to the extent that it is available at economically reasonable prices, although no assurance can be given that such coverage will be available. However, the Fund's earthquake insurance coverage may, from time to time, be subject to substantial deductibles.

PORTFOLIO SUMMARY
At December 31, 1995, the Fund's three properties contained a total of 25 leases. The following schedule lists the portfolio's lease expiration dates and the related annual base rental income as of December 31, 1995.

           LEASE EXPIRATIONS

- ----------------------------------------------
     No. of                Current      % of
     Leases     Total       Annual    Current
Yea Expiring   Sq. Ft.    Base Rent   Annual
                                       Rent
- ----------------------------------------------

1996  11         42,002      326,976      33%
1997   1          1,575       26,460       3%
1998   4         13,095       99,798      10%
2000   5         15,934      134,472      13%
2001   3         21,467      373,914      37%
2003   1          2,080       35,748       4%

- ----------------------------------------------





R E A L  E S T A T E  P O R T F O L I O

The Fund's portfolio represents in the aggregate, 105,886 rentable square feet. For the years ended December 31, 1993, 1994 and 1995, the following table shows the number of lease agreements that the Fund executed, the rentable square feet covered by the agreements, and the amount of tenant improvements and leasing commissions paid by the Fund.

                                 Leasing Activity

- --------------------------------------------------------------------
     No. of                           Tenant      Leasing
     Leases                % of     Improvements Commissions
Year Executed  Sq. Ft.   Portfolio      Paid         Paid      Total
- --------------------------------------------------------------------

1993     10   17,593         17%       12,699       12,804   25,503
1994      4    7,486          7%        1,443        3,306    4,749
1995      6   15,783         15%        6,826       36,226   43,052

- --------------------------------------------------------------------

Extensive renewal and new leasing activity at the Agora Office Building in 1993 declined in 1994 as several tenants converted to month-to-month tenancy and several other tenants vacated their spaces. Moreover, in both 1993 and 1994, Good Guys Plaza had few tenants' leases expire or renew and few new leases were signed. However, in 1995, three tenants renewed and/or extended their existing leases at Good Guys Plaza. Two new leases were executed at Graham Court and one at Agora. In addition, two tenants occupying 21,467 square feet exercised lease options at Good Guys Plaza in 1995, although this option activity is not reflected in the Leasing Activity table above.

At December 31, 1995, the Fund's properties were 91% leased, which compares to 87% leased at the end of 1994 reflecting increased occupancy at Agora and Graham Court. The following tables indicate the occupancy rates for each of the Fund's properties and the average rental rates at December 31 of each year that the Fund has owned the properties:

                                 Occupancy Rates
- --------------------------------------------
       Agora
       Office     Graham    Good Guys
Year  Building    Court       Plaza    Overall
- --------------------------------------------
      23,558     48,360     33,968    105,886
      Sq. Ft.    Sq. Ft.     Sq. Ft.   Sq. Ft.
- --------------------------------------------

1991    60%            90%         95%   85%
1992    81%           100%        100%   96%
1993    86%            93%         96%   92%
1994    61%            93%         94%   87%
1995    68%           100%         94%   91%
- --------------------------------------------





R E A L  E S T A T E  P O R T F O L I O

     AVERAGE ANNUAL RENTAL RATES/SQ. FT.
- ---------------------------------
      Agora              Good Guys
      Office    Graham     Plaza
Year Building   Court
- ---------------------------------

1991  $10.33    $5.30     $16.84
1992  $10.59    $5.43     $16.77
1993  $10.46    $5.32     $17.41
1994  $10.35    $5.47     $17.64
1995  $10.91    $5.45     $17.60
- ---------------------------------

SIGNIFICANT TENANTS
Two tenants provide 10% or more of the Fund's current annual base rent at December 31, 1995. The Good Guys!, a consumer electronic retailer, located at Good Guys Plaza, leases 13,887 square feet and makes base rental payments of approximately $243,000, or about 25% of the Fund's revenues. This tenant's lease was schedule to expire in May of 1996. In December of 1995, the Good Guys exercised their option to extend the term of their lease five years. Their lease now expires in May of 2001. Wherehouse Entertainment, an audio/video retailer at Good Guys Plaza, leases 7,600 square feet and makes base rental payments of approximately $130,000, or about 14% of the Fund's revenues. This tenant's lease was scheduled to expire in January of 1996. In July of 1995, Wherehouse Entertainment exercised their option to extend their lease five years. Their lease now expires in January of 2001. However, Wherehouse Entertainment filed for protection under Chapter 11 of the Federal Bankruptcy Code (the "Code") on August 2, 1995. Under the Code, Wherehouse Entertainment may reject or confirm its lease with the Company. We expect Wherehouse Entertainment will confirm our lease. Both of these tenants' leases provide for an additional five-year option term and for the tenant to reimburse the Fund for an allocated share of property expenses.

- --------------------------------------------------------------------------------
GRAHAM COURT BUSINESS PARK        INDUSTRIAL         48,360 SQ. FT.
LIVERMORE, CA
- --------------------------------------------------------------------------------

On August 12, 1986, the Fund purchased the Graham Court Business Park ("Graham Court"), which consists of four buildings located at 5981, 5963, 5937 and 5915 Graham Court, Livermore, Alameda County, California. Combined office and warehouse space aggregated 48,360 leasable square feet on a 2.2 acre site.

Graham Court is located approximately one mile south of Interstate Highway 580 within the Livermore/Amador Valley. Livermore is the seventh largest city in Alameda County, which is one of the nine counties in the San Francisco Bay area. Livermore is located approximately seven miles east of the major north/south thoroughfare in the area, Interstate Highway 680. Downtown Oakland lies approximately 30 miles west of Livermore along Interstate 580, while San Jose lies approximately 30 miles to the south along Interstate 680.

The property is located on the east side of Livermore within one quarter mile of the city's largest employer, Lawrence Livermore Laboratories. This research facility, which has a major influence on the region's economy, leases 37% of the leasable space at Graham Court.





R E A L  E S T A T E  P O R T F O L I O

Rental rates on properties of Graham Court's type have remained flat for many years. The average lease rate at the property was $5.56 per square foot per year in 1986, while in 1995 it had fallen slightly to $5.45. Although expenses have not increased substantially during this period and occupancy has remained relatively high, the yield investors require from this type of property has risen.

- --------------------------------------------------------------------------------
AGORA OFFICE BUILDING        OFFICE         23,558 SQ. FT.           PHOENIX, AZ
- --------------------------------------------------------------------------------

On September 15, 1986, the Fund purchased the Agora Office Building ("Agora"), which consists of a three-story office building located at 4205 North Seventh Avenue, Phoenix, Maricopa County, Arizona. The Agora Office Building is located approximately one-half mile west and three miles north of the downtown Phoenix high-rise business district on North Seventh Avenue, which is one of the city's primary north/south arterials and near the boundary of an area of commercial offices and retail centers, commonly referred to as "midtown".

The area surrounding the Agora Building is generally commercial, with a number of office and commercial properties close by. Both Camelback and Indian School Roads provide access to Scottsdale to the east as well as access to Interstate Highway 17 to the west.

Phoenix, Arizona's capital and largest city, serves as the commercial and governmental center of the state. Arizona State University, with over 38,000 students, is located in nearby Tempe.

Completed in 1986, the building has two floors of office space built over one level of parking (24 covered spaces). Additional uncovered parking is included around the building for a total of 82 parking spaces. The building construction is steel frame with a stucco exterior. Common interior hallways allow for multi-tenanting. The property is not subject to any mortgage, lien or encumbrances other than liens for taxes and assessments, or utility easements or other immaterial liens or encumbrances.

The Agora Building has been marketed for sale since 1994. At December 31, 1995, the Company was not under contract for sale. On February 27, 1996, the Company entered into an Agreement of Purchase and Sale (the "Agreement") with an unaffiliated potential buyer. According to the terms of the Agreement, the potential buyer will purchase the property for $850,000, with the Company receiving a $700,000 three-year secured promissory note at 7% interest from the buyer with the remaining net proceeds paid in cash. Several contingencies remain under which the buyer could cancel the Agreement. Therefore, no assurance can be given that the sale will be completed at the current terms or at all.

- --------------------------------------------------------------------------------
GOOD GUYS PLAZA SHOPPING CENTER   RETAIL   33,968   SQ.   FT.   SANTA   ROSA, CA
- --------------------------------------------------------------------------------

On July 11, 1988, the Fund purchased the Good Guys Plaza Shopping Center ("Good Guys Plaza"), which consists of three free standing buildings located at 1301 Guerneville Road, Santa Rosa, Sonoma County, California. Good Guys Plaza is located just off U.S. Highway 101 on the north side of Santa Rosa. San Francisco lies approximately 52 miles south along Highway 101. Santa Rosa is Sonoma County's county seat and largest city with a population of over 120,000. Completed in 1986, Good Guys Plaza has a total of 153 parking spaces. Construction is concrete block and stucco with aluminum/glass store fronts.

Santa Rosa serves as the center of government and commerce for the county. The county is an important wine making region and tourist destination. Many of Santa Rosa's workers commute south to employment centers in the inner San Francisco Bay region.





R E A L  E S T A T E  P O R T F O L I O

Government employment is the largest employer in the county, with manufacturing a close second. The Hewlett Packard Co., which heads up several high-tech firms with facilities in the area, is the largest manufacturing employer in the county. The unemployment rate in Sonoma County fell to 5.6% in August of 1995 from 6.2% a year earlier. The largest retail center in Sonoma County is the Coddington Mall, which is adjacent to Good Guys Plaza.

The property is subject to a promissory note collateralized by a deed of trust in the amount of $2,750,000. The note is payable in variable, interest-only installments in a current amount of $14,896, based on a certain bond index. Interest is accrued at a rate which is adjusted quarterly and paid at a rate which is adjusted annually until all deferred interest is paid. Any resulting accrued interest bears interest at the then current rate. The interest rate at December 31, 1995, was 6.5%. The note is due in full in December, 1996.

T R A D I N G  ,  M A R K E T  A N D  D I V I D E N D  I N F O R M A T I O N

No public trading market presently exists for the shares of the Fund. Due to the expenses involved and the relatively small size of the Fund, it is not anticipated that shares of the Fund will be listed on a stock exchange.

The Fund has one class of common stock in two series, designated Series A and Series B (the "Common Stock"). As of December 31, 1995, the Fund had 1,090,067 Series A common shares outstanding and 1,000 Series B common shares outstanding, and there were approximately 1,169 Series A Stockholders of record. The Common Stock votes together as one class with each share being entitled to one vote. The Series B shares are owned by Property Resources, Inc., the Advisor. The following table reflects the distributions paid per share of capitalized Series A common stock during 1995.

- --------------------
Quarter
 Ended  Distributions
- --------------------

03/31/95  $.07
06/30/95  $.07
09/30/95  $.07
12/31/95  $.07
- --------------------

Dividend distributions to Stockholders are currently paid quarterly on approximately the last day of March, June, September and December. Approximately 14% of the Fund's 1995 dividend represented a return of capital for Federal income tax purposes. Return of capital distributions are tax free to the shareholder to the extent such distributions do not exceed a Stockholders' adjusted basis.





M A N A G E M E N T ' S D I S C U S S I O N A N D A N A L Y S I S

INTRODUCTION
Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

Net income for the year ended December 31, 1995, was $231,000, an increase of $278,000 as compared to net loss of $47,000 in 1994. The increase is due to the following factors: a decrease in rental revenue of $34,000; an increase in interest and distributions of $7,000; a decrease in depreciation and amortization of $22,000; a decrease in operating expenses of $51,000; a decrease in related party expenses of $7,000; an increase in general and administrative expense of $1,000; and a decrease in loss on write-down of rental property of $226,000.

Rental income for 1995 decreased $34,000, or 3%, primarily due to a decline in the average occupancy rate at two of the Fund's properties. The average occupancy rate of net rentable square feet for the years ended December 31, 1995 and 1994 at the Agora Office Building was 64% and 70%; and at the Good Guys Plaza was 94% and 96%, respectively.

Interest and dividend income increased $7,000, or 19%, primarily due to higher yields realized on investments in mortgage-backed securities than from short-term money market investments.

Total expenses decreased by $305,000, or 25%, from $1,212,000 in 1994 to $907,000. The decrease in total expenses is attributable to the following factors: a decrease in depreciation and amortization of $22,000, or 8%; a decrease in operating expenses of $51,000, or 14%; a decrease in related party expense of $7,000, or 7%; an increase in general and administrative expense of $1,000, or 2%; and a decrease in loss on write-down of rental property of $226,000, or 100%.

Operating expenses decreased $51,000, primarily as a result of a decrease in property taxes of $26,000.

Related party expense decreased $7,000, as a result of a decrease in accounting and data processing expenses.


COMPARISON OF YEAR ENDED DECEMBER 31, 1994 TO YEAR ENDED DECEMBER 31, 1993

Net loss for the year ended December 31, 1994 was $47,000, a decrease of $187,000 as compared to net income of $140,000 in 1993. The decrease is due to the following factors: a decrease in rental revenue of $40,000; an increase in interest and distributions of $19,000; an increase in interest expense of $12,000; a decrease in depreciation and amortization of $14,000; a decrease in operating expenses of $19,000; a decrease in related party expenses of $9,000; a decrease in general and administrative expense of $30,000; and an increase in loss on write-down of rental property of $226,000.

Rental income for 1994 decreased $40,000, or 3%, primarily due to a decrease in the average occupancy rate at two of the Fund's properties. The average occupancy rate of net rentable square feet for the years ended December 31, 1994 and 1993 at the Agora Office Building was 70% and 84%; and at Graham Court Business Park was 91% and 94%, respectively.

Interest and dividend income increased $19,000, or 112%, primarily due to higher yields realized on investments in mortgage-backed securities than from short-term money market investments.





M A N A G E M E N T ' S  D I S C U S S I O N  A N D  A N A L Y S I S

Total expenses increased by $166,000, or 16%, from $1,046,000 in 1993 to $1,212,000. The increase in total expenses is attributable to the following factors: an increase in interest expense of $12,000, or 7%; a decrease in depreciation and amortization of $14,000, or 5%; a decrease in operating expenses of $19,000, or 5%; a decrease in related party expense of $9,000, or 8%; a decrease in general and administrative expense of $30,000, or 37%; and an increase in loss on write-down of rental property of $226,000.

Interest expense increased $12,000, reflecting rate changes on the outstanding note payable.

Operating expenses decreased $19,000, as a result of a decrease in bad debt expense.

Related party expense decreased $9,000, as a result of a decrease in management fees impacted by a change in management fee charged from 5% in 1993 to 3.5% in 1994 at the Graham Court Business Park and the Good Guys Shopping Center.

General and administrative expense decreased $30,000 due to a decrease in outside fees and services as a result of Franklin/Templeton Investor Services, Inc. ("FTISI"), an affiliate of the Advisor, assuming responsibility as the Fund's transfer agent and registrar for the Fund's Series A common stock on July 16,1993.

RELATED PARTY EXPENSES
The Fund has entered into an agreement with the Advisor to administer the day-to-day operations of the Fund. For each of the years ended December 31, 1995, 1994 and 1993, the Fund recorded $16,000, $17,000 and $17,000, respectively, of advisory fee expense to the Advisor in accordance with the Advisory Agreement.

The Fund's properties are managed by Continental Property Management Co., ("CPMC"), an affiliate of the Advisor. For the years ended December 31, 1995, 1994 and 1993, the Fund recorded $35,000, $35,000 and $46,000, respectively, of property management fee expense to CPMC in accordance with the Property Management Agreement.

The Fund's By-Laws require the Advisor to refund to the Fund the amount, if any, by which the operating expenses as defined (generally such expenses pertain to general and administrative expenses as distinguished from property operating expenses) during any calendar year exceed the greater of (a) 2% of the Average Invested Assets or (b) 25% of Net Income (as defined) (excluding gain from the sale of the Fund's properties) unless the Independent Directors conclude that a higher level of expenses is justified as set forth in the By-Laws. For the year ended December 31, 1995, the Fund's operating expenses, as defined, of $92,000 in the aggregate, classified in general and administrative and related party expenses represented; a) .96% of Average Invested Assets and b) 16.14% of Net Income. Therefore, no refund was required.

The Fund's Board of Directors (including all of its Independent Directors) have determined, after review, that the compensation paid to the Advisor and to CPMC referenced above, as well as the expense reimbursements made by the Fund to the Advisor reflected in Note 2 to the accompanying financial statements, are fair and reasonable to the Fund.

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






M A N A G E M E N T ' S  D I S C U S S I O N  A N D  A N A L Y S I S

LIQUIDITY AND CAPITAL RESOURCES
The Fund's principal sources of capital for the acquisition and renovation of property and for working capital reserves have been proceeds from the initial offering of its common stock and from funds from operations after payment of distributions.

At December 31, 1995, cash and cash equivalents totaled $612,000 and investments in mortgage-backed securities, available for sale totaled $198,000.

As of December 31, 1995, one of the Fund's properties were subject to secured financing. The Good Guys Plaza shopping center is subject to a promissory note collateralized by a Deed of Trust in the amount of $2,750,000. The note is payable, interest only, at an adjustable rate of interest which is based on a certain bond index. The interest rate is not subject to a minimum or maximum rate of interest. On December 31, 1995, the interest rate was 6.5%. In certain circumstances, the payments due may be less than accrued interest. Any resulting accrued interest bears interest at the then current rate. The note is due in full in December, 1996.

In the short-term and in the long-term, management believes that the Fund's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of distributions.

Funds from Operations for the years ended December 31, 1995, 1994 and 1993 were $476,000, $446,000 and $421,000, respectively. The primary differences between the periods reflect the changes in net income as discussed under "Results of Operations". The Company believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects income from operating activities and the properties' ability to support general operating expenses and interest expense before the impact of certain activities such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to Stockholders. Funds from Operations should not be considered an alternative to net income, or any other GAAP measurement of performance, as an indicator of the Company's operating performance or as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts, Funds from Operations is net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization and after adjustment for unconsolidated joint ventures. The Company reports Funds from Operations in accordance with the NAREIT definition. For the periods presented, Funds from Operations represents net income plus depreciation and amortization. The measure of Funds from Operations as reported by the Company may not be comparable to similarly titled measures of other companies that follow direct definitions.

If the sale of the Agora Office Building, as described in the Real Estate Portfolio section, is completed, the Fund will commence consideration of a sale of the remaining two properties and a liquidation of the Fund.

DISTRIBUTIONS
Distributions are paid quarterly at the discretion of the Board of Directors and depend on the Fund's earnings, cash flow, financial condition and other relevant factors. During the years ended December 31, 1995 and 1994, the Fund declared distributions totaling $305,000 and $327,000, or $.28 and $.30 per share each year. The distributions represented 64% and 73% of the Fund's funds from operations in 1995 and 1994, respectively. By vote of the Board of Directors, the distribution rate was increased to 9(cent) per quarter per share beginning with the first quarter 1996 distribution.






B A L A N C E  S H E E T S

Property Resources Equity Trust
- -------------------------------------------------------------------
as of December 31, 1995 and 1994 (dollars in         1995     1994
000's except per share amounts)
- -------------------------------------------------------------------

ASSETS

Rental property:
  Land                                             $2,789   $2,789
  Buildings and improvements                        6,548    6,523
  Tenant improvements                                 194      187
  Furniture and fixtures                                5        5
                                                -------------------
                                                    9,536    9,504
  Less: accumulated depreciation                    2,145    1,912
                                                -------------------
                                                    7,391    7,592

Cash and cash equivalents                             612      418
Mortgage-backed securities, available for sale        198      217
Deferred rent receivable                               71       86
Other assets                                           78       83
                                                -------------------
      Total assets                                 $8,350   $8,396
                                                ===================

- --------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable                                       $2,750    $2,750
Tenants' deposits and other liabilities                88        78
                                                --------------------
      Total liabilities                             2,838     2,828
                                                --------------------

Stockholders' equity:
Common stock, Series A, without par value, stated value $10 per share;
 10,000,000 shares
 authorized;1,090,067 shares issued and             9,384     9,384
outstanding

Common stock, Series B, without par value, stated value $10 per share; 1,000 shares
 authorized, issued and outstanding                    10        10

Unrealized loss on mortgage-backed securities         (7)      (25)

Accumulated Distributions in Excess of Net        (3,875)   (3,801)
Income
                                                --------------------
      Total Stockholders' equity                    5,512     5,568
                                                --------------------
      Total liabilities and Stockholders'          $8,350    $8,396
equity
                                                ====================

- --------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.





S T A T E M E N T S  O F  O P E R A T I O N S

Property Resources Equity Trust
- -------------------------------------------------------------------
for the years ended December 31,
1995, 1994 and 1993                     1995      1994        1993
(Dollars in 000's except
 per share amounts)
- -------------------------------------------------------------------
Revenue:
  Rent                                $1,095    $1,129      $1,169
  Interest                                40        30           3
  Distributions                            3         6          14
                                  ---------------------------------
Total revenue                          1,138     1,165       1,186
                                  ---------------------------------

Expenses:
  Interest                               192       192         180
  Depreciation and amortization          245       267         281
  Operating                              322       373         392
  Related party                           96       103         112
  General and administrative              52        51          81
                                  ---------------------------------

    Total expenses excluding
     loss on write-down of
     rental property                     907       986       1,046
                                  ---------------------------------

Income before loss on
 write-down of rental property           231       179         140
Loss on write-down of rental
 property                                  -     (226)           -
                                  ---------------------------------
Net income (loss)                       $231     $(47)        $140
                                  =================================


Net income (loss) per share,
 based on the shares outstanding
 of Series A common stock of
 1,090,067                              $.21    $(.04)        $.13
                                  =================================


Distributions per share,
 based on the shares outstanding
 of Series A common stock of
 1,090,067                              $.28      $.30        $.30
                                  =================================

- -------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.






S T A T E M E N T S  O F  S T O C K H O L D E R S'  E Q U I T Y

Property Resources Equity Trust
for the years ended December 31, 1995, 1994 and 1993 (Dollars in 000's)

                                 Common Stock
                            Series A  Series B
                                                       Unrealized
                                                        Gain/Loss   Accumulated
                                                               on  Depreciation
                                                        Mortgage-  in Excess of
                       Shares Amount   Shares  Amount      Backed    Net Income   Total
                                                       Securities
- ----------------------------------------------------------------------------------------
Balance,
 December 31,
 1992               1,090,067 $9,384    1,000     $10           -      $(3,240)  $6,154
Income                      -      -        -       -           -           140     140
Distributions
 declared                   -      -        -       -           -         (327)   (327)
- ----------------------------------------------------------------------------------------
Balance,
 December 31,
 1993               1,090,067  9,384    1,000      10           -       (3,427)   5,967
Unrealized loss
 on mortgage-
 backed
 securities                 -      -        -       -        (25)             -    (25)
Net loss                    -      -        -       -           -          (47)    (47)
Distributions
 declared                   -      -        -       -           -         (327)   (327)
- ----------------------------------------------------------------------------------------
Balance,
 December 31,
 1994               1,090,067  9,384    1,000      10        (25)       (3,801)   5,568
Unrealized gain
 on mortgage-
 backed
 securities                 -      -        -       -          18             -      18
Net income                  -      -        -       -           -           231     231
Distributions
 declared                   -      -        -       -           -         (305)   (305)
- ----------------------------------------------------------------------------------------
Balance,
 December 31,
 1995               1,090,067 $9,384    1,000     $10        $(7)      $(3,875)  $5,512
========================================================================================

  The accompanying notes are an integral part of these financial statements.





S T A T E M E N T S  O F  C A S H  F L O W S

Property Resources Equity Trust
- --------------------------------------------------------------------
for the years ended December 31, 1995,         1995    1994    1993
1994 and 1993  (Dollars in 000's)
- --------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                              $231   $(47)    $140
                                            ------------------------

Adjustments to reconcile net income (loss)
 to net cash provided by operating
activities:
 Depreciation and amortization                  245     267     281
 (Increase) decrease  in deferred rent
  receivable                                     15      21    (41)
 (Increase) decrease in other assets            (7)      12      23
 Increase (decrease) in tenants' deposits
  and other liabilities                          10       -    (20)
 Loss on write-down of rental property            -     226       -
                                            ------------------------
                                                263     526     243
                                            ------------------------
Net cash provided by operating activities       494     479     383
                                            ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Investment in mortgage-backed securities         -       -   (287)
 Disposition of mortgage-backed securities       37      45       -
 Improvements to rental property               (32)    (15)    (16)
                                            ------------------------
Net cash provided by (used in ) investing
 activities                                       5      30   (303)
                                            ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Distributions paid                           (305)   (327)   (458)
 Principal payments on note and bond              -     (4)     (4)
payable
                                            ------------------------

Net cash used in financing activities         (305)   (331)   (462)
                                            ------------------------

Net increase (decrease) in cash and cash
 equivalents                                    194     178   (382)
Cash and cash equivalents, beginning of         418     240     622
year
                                            ------------------------
Cash and cash equivalents, end of year         $612    $418    $240
                                            ========================

- --------------------------------------------------------------------


     The accompanying notes are an integral part of these financial statements.





N O T E S  T O  F I N A N C I A L  S T A T E M E N T S

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY
Property Resources Equity Trust (the "Fund") is a California corporation formed on February 20, 1985 for the purpose of investing in income-producing real property.

Subsequent to formation, the Fund acquired Graham Court Business Park in August, 1986, the Agora Office Building in September, 1986, and the Good Guys Plaza in July, 1988.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RENTAL PROPERTY
Rental property is stated at cost and depreciated using the straight-line method over useful lives of 30 to 35 years for buildings and improvements, 5 years for furniture and fixtures and the life of the related lease for tenant improvements. Significant improvements and betterments are capitalized. Maintenance, repairs and minor renewals are charged to expense when incurred.

Pursuant to the Company's investment objectives, property purchased is generally held for extended periods. During the holding period, management periodically, but at least annually, evaluates whether rental property has suffered an impairment in value. Management's analysis includes consideration of estimated undiscounted future cash flows during the expected holding period in comparison with carrying values, prevailing market conditions and other economic matters. If the current carrying value of an individual property exceeds estimated future undiscounted cash flows, the Company would reduce the carrying value of the asset to fair value. In 1994, the Agora Office Building's carrying value was reduced by $226,000.

CASH AND CASH EQUIVALENTS
The Fund classifies all highly liquid investments with original maturities of three months or less from the date acquired as cash equivalents.

MORTGAGE-BACKED SECURITIES VALUATION
Mortgage-backed securities held by the Fund are classified as available for sale and are carried at market value. The resulting unrealized gains and losses are reported as a separate component of Stockholders' equity until realized. Realized gains and losses are recognized on the specific identification method and are included in earnings. For 1993, prior to the adoption of Statement of Financial Accounting Standards No.115, the Fund valued mortgage-backed securities at amortized cost. The impact of this change on stockholders' equity at January 1, 1994, was immaterial.

RENTAL REVENUES
Rental revenues are recorded on the straight-line method to reflect scheduled rent increases over the related lease term. As a result, a deferred rent receivable is created when rental receivables vary from the straight-line basis or when rental income is recognized during free rent periods of a lease.

CONCENTRATION OF CREDIT RISK AND MAJOR TENANTS
Financial instruments which potentially subject the Fund to concentrations of credit risk consist principally of money market securities.





N O T E S  T O  F I N A N C I A L  S T A T E M E N T S

The Fund places excess cash in short-term deposits with Franklin Money Fund, an investment Fund managed by an affiliate of the Advisor. The Fund performs ongoing credit evaluations of its tenants and generally does not require collateral for commercial tenants. The Fund reserves for potential credit losses, as appropriate, and such losses have been within management's expectations.

The following tenants provided 10% or more of the Fund's total straight-line revenues for the years 1995, 1994 and 1993:

                                     Percent of Straight-Line
                                          Rental Revenue
Principal         Lease Expiration      1995     1994        1993
Business
- ------------------------------------------------------------------

Electronics             5/01           31.6%    28.4%       25.1%
Store
Audio Video             1/01           17.1%    15.4%       13.5%
Retailer
Research                1/96           14.4%    15.2%       13.4%
Facility

On August 2, 1995, the Audio Video Retailer filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Bankruptcy Code, the tenant may confirm or reject its lease. The period for confirmation or rejection ends in May of 1996, although it may be extended by court order. Although there can be no assurance that the Audio Video Retailer will confirm the lease, it is management's expectation that the lease will be confirmed.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Fund has entered into an agreement with the Advisor to administer the day-to-day operations of the Fund. Under the terms of the agreement, which is renewable annually, the Advisor will receive a fee equal to 5% of the total amount distributed to the Stockholders. The fee is not payable with regard to distributions from the sale or refinancing of property.

On July 16, 1993, Franklin/Templeton Investor Services, Inc. ("FTISI") an affiliate of the Advisor, assumed responsibility as the Fund's transfer agent and registrar for the Fund's Series A common stock.

The agreements between the Fund and the Advisor, or affiliates, provide for certain types of compensation and payments including but not limited to the types of compensation and payments which were paid or accrued by the Fund for services rendered for the years ended December 31, 1995, 1994 and 1993:

                                          1995      1994       1993
                                    --------------------------------
Management advisory fees, charged
to                                     $16,000   $17,000    $17,000
 related party expenses
Reimbursement for accounting and
data
 processing expenses, charged to        36,000    44,000     46,000
 related party expenses
Property management fee, charged to
 related party expense                  35,000    35,000     46,000
Shareholder services fees, charged
to                                       9,000     7,000      3,000
 related party expense
Construction supervision fee,
 capitalized to rental property          1,000     2,000          -
Leasing commission, capitalized and
 amortized over the term of the
 related lease                          21,000         -          -






N O T E S  T O  F I N A N C I A L  S T A T E M E N T S

At December 31, 1995 and 1994, cash equivalents included $2,000, invested in Franklin Money Fund and $101,000 and $396,000, invested in Institutional Fiduciary Trust, respectively, both of which are investment companies managed by an affiliate of the Advisor. For the years ended December 31, 1995, 1994 and 1993 distributions earned amounted to $3,000, $6,000 and $14,000, respectively.

NOTE 3 - MORTGAGE-BACKED SECURITIES, AVAILABLE FOR SALE

Mortgage-backed securities, available for sale at December 31, 1995, had a coupon rate of 8.0% and mature in 2021. Amortized cost was $205,000 and market value was $198,000, resulting in a gross unrealized loss of $7,000.

Mortgage-backed securities, available for sale at December 31, 1994, had a market value of $217,000 and an amortized cost of $242,000, resulting in a gross unrealized loss of $25,000.

NOTE 4 - COMMON STOCK

Series A and Series B common stock have the same voting, dividend and distribution rights. All distributions are declared at the discretion of the Board of Directors of the Fund. To date, the Board of Directors has not declared any distributions to be payable to any shares of outstanding Series B common stock

NOTE 5 - DISTRIBUTIONS

The allocations of cash distributions per share for individual Stockholders' income tax purposes, as reported on Internal Revenue Service Form 1099-DIV, for the years ended December 31, 1995, 1994 and 1993 were as follows:

              Ordinary  Return of    Total
  Year Paid     Income    Capital     Paid
- -------------------------------------------
       1995       $.24       $.04     $.28
       1994       $.21       $.09     $.30
       1993       $.12       $.18     $.30

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

NOTE 6 - NOTE AND BOND PAYABLE

The note payable, collateralized by a deed of trust on Good Guys Shopping Center is payable interest-only, until maturity in December, 1996, at an adjustable rate based on a certain corporate bond index. Interest is accrued at a rate which is adjusted quarterly and paid at a rate which is adjusted annually, until all deferred interest has been paid.

For the years ended December 31, 1995, 1994 and 1993, interest paid amounted to $192,000, $192,000 and $180,000, respectively.





N O T E S  T O  F I N A N C I A L  S T A T E M E N T S

NOTE 7 - RENTAL INCOME

The Fund's rental income from commercial property is received principally from tenants under non-cancelable operating leases. The tenant leases typically provide for guaranteed minimum rent plus contingent rents. Minimum future rentals on non-cancelable tenant operating leases at December 31, 1995 are as follows:

     1996       $     618,000
     1997             467,000
     1998             446,000
     1999             360,000
     2000             330,000
  Thereafter          147,000
                  ------------
                $   2,368,000
                  ============

Minimum future rentals do not include contingent rents. Contingent rents amounted to $166,000 in 1995, $156,000 in 1994 and $140,000 in 1993.

NOTE 8 - SUBSEQUENT EVENTS

On February 26, 1996, the Company entered into an agreement for the sale of the Agora Office Building to an unaffiliated third party. The purchase price of $850,000 is to be composed of a $150,000 cash payment and a $700,000 note receivable due in three years with an interest rate of 7% and monthly principal and interest payments based on a 25-year amortization schedule. Certain contingencies remain in effect under which the agreement can be canceled by the buyer without recourse to either party. Therefore, no assurance can be given that the Agora will be sold under these terms, if at all.











R E P O R T  O F  I N D E P E N D E N T  A C C O U N T A N T S




Board of Directors and Stockholders
Property Resources Equity Trust


We have audited the accompanying balance sheets of Property Resources Equity Trust as of December 31, 1995 and 1994, the related statements of operations, Stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995, and the financial statement schedule of Real Estate and Accumulated Depreciation. These financial statements and the financial statement schedule are the responsibility of Property Resources Equity Trust's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Property Resources Equity Trust as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the above financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                      COOPERS & LYBRAND L.L.P.

San Francisco, California
February 27, 1996






===============================================================================
R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N
===============================================================================

Property Resources Equity Trust
as of, and for the years ended December 31, 1995, 1994 and 1993


                                              Cost Capitalized
                               Initial          Subsequent To       Gross Amount at Which
                             Cost to Fund         Acquisition    Carried at Close of Period
                                                                                                                          Life on
                                                                                                                           Which
                                                                                                                        Depreciation
                                                                                                                             in
                                      Buildings                            Buildings           Accumu-                     Latest
                                          and     Tenant                   and                 lated     Date of  Date   Operations
                  Encum-               Improve-  Improve- Carrying         Improve-            Deprecia-   const-  Acqu-  Statement
Description      brances      Land      ments      ments    Costs  Land    ments      Total     tion     ruction  irec   is Computed
- ----------------------------------------------------------------------------------------------------------------------------------
Office Complex
 Livermore, CA      $  -   $397,000 $2,018,000  $44,000 $4,000    $397,000  $2,066,000 $2,463,000  $659,000   1981  8/86  (2)
Office Complex
 Phoenix,
 Arizona               -    690,000  1,063,000   65,000  4,000     690,000     398,000  1,088,000   368,000   1986  9/86  (2)
Shopping Center
 Santa Rosa, CA 2,750,000  1,702,000  4,132,000  151,000      -   1,702,000   4,283,000  5,985,000 1,118,000  1986  7/88  (2)
- ----------------------------------------------------------------------------------------------------------------------------------
               $2,750,000 $2,789,000 $7,213,000 $260,000 $8,000  $2,789,000  $6,747,000 $9,536,000$2,145,000
==================================================================================================================================
                                                                                       (1)(3)(4)         (5)

R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N

NOTES:

(1) The aggregate cost for federal income tax purposes is $11,020,000.

(2) Depreciation is computed using useful lives of 30-35 years for buildings and improvements, 5 years for furniture and fixtures and the life of the related lease for tenant improvements.

(3) The total cost carried at the close of period has been adjusted to reflect the Fund's reduction in the carrying value for the office complex located in Phoenix, Arizona.

(4) Reconciliation of Real Estate
                                        1995         1994        1993
                                        ----         ----        ----
    Balance at beginning of period    $9,504,000  $9,715,000   $9,699,000
    Additions during year:
     Improvements to rental
     property                             32,000      15,000       16,000
    Deductions during year:
     Write-down of rental property             -   (226,000)            -
    ----------------------------------------------------------------------

    Balance at end of period          $9,536,000  $9,504,000   $9,715,000
    ======================================================================

(5) Reconciliation of Accumulated Depreciation
                                         1995          1994        1993
                                         ----          ----        ----
    Balance at beginning of period     $1,912,000  $1,668,000  $1,415,000
    Depreciation expense for the
     period                               233,000     244,000     253,000
    ----------------------------------------------------------------------

    Balance at end of period           $2,145,000  $1,912,000  $1,668,000
    ======================================================================


PROPERTY RESOURCES EQUITY TRUST





DIRECTORS AND OFFICERS               AFFILIATIONS

David P. Goss                        National Association of Real
Chief Executive Officer,             Estate Investment Trusts
 President and Director

David W. Walters                     Institute of Real Estate
Independent Director                 Management

James A. Niles                       Building Owners and Managers
Independent Director                 Association
                                     International
Michael J. McCulloch
Executive Vice President             International Council of Shopping
                                     Centers
Martin L. Flanagan
Vice President - Finance             National Association of
 and Chief Financial Officer         Industrial and Office Parks

Richard S. Barone                    NUMBER OF STOCKHOLDERS
Secretary
                                     At December 31, 1995,
EXECUTIVE OFFICES                    Stockholders of record numbered
                                     1,169.
Property Resources Equity Trust
777 Mariners Island Boulevard        REPORT ON FORM 10-K
San Mateo, California  94404
(415) 312-3000                       Stockholders may obtain a copy of
                                     the Fund's Annual Report on Form
AUDITORS                             10-K to the Securities and
                                     Exchange Commission for the year
Coopers & Lybrand L.L.P.             ended December 31, 1995, by
San Francisco, California            writing to:

ANNUAL MEETING                       Property Resources Equity Trust
                                     P.O. Box 7777
Stockholders are invited to          San Mateo, CA 94403-7777
attend the Annual
Stockholders' Meeting which will
be held at 3 p.m. on Thursday,
June 6, 1996, at
the Fund's executive offices.













                        PROPERTY RESOURCES EQUITY TRUST
                                 P.O. Box 7777
                           777 Mariners Island Blvd.
                           San Mateo, CA 94403-7777
                         Fund Information: (800) 342-5236
                 Shareholder Account Information: (800) 632-2350