Form 10-Q
period 1996-03-31
PROPERTY RESOURCES EQUITY TRUST
filed 1996-05-14
CIK 765195

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996
                              --------------------------------------------------

                                      OR

(  )  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE CHANGE ACT OF 1934

For the transition period from                    to
                              --------------------------------------------------

Commission file number      0-15880
                      ----------------------------------------------------------

                        PROPERTY RESOURCES EQUITY TRUST
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       California                                      95-3959770
- --------------------------------------------------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
    of incorporation
    or organization)


P. O. Box 7777, San Mateo, California             94403-7777
- --------------------------------------------------------------------------------
  (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code     (415) 312-2000
                                                  ------------------------------


                                      N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Shares of Series A Common Stock Outstanding as of March 31, 1996:  1,090,067
Shares of Series B Common Stock Outstanding as of March 31, 1996:      1,000


                           PART I - FINANCIAL INFORMATION

                            Item 1. Financial Statements
                           PROPERTY RESOURCES EQUITY TRUST
                                   BALANCE SHEETS
                        MARCH 31, 1996 AND DECEMBER 31, 1995
                                     (Unaudited)



(Dollars in 000's except per share amounts)                     1996      1995
- -------------------------------------------------------------------------------

                                      ASSETS

Rental property:
  Land                                                        $2,789    $2,789
  Buildings and improvements                                   6,548     6,548
  Tenant improvements                                            201       194
  Furniture and fixtures                                           5         5
- -------------------------------------------------------------------------------
                                                               9,543     9,536

Less:  accumulated depreciation                                2,203     2,145
- -------------------------------------------------------------------------------
                                                               7,340     7,391

Cash and cash equivalents                                        630       612
Mortgage-backed securities, available for sale                   194       198
Deferred rent receivable                                          75        71
Other assets                                                      97        78
- -------------------------------------------------------------------------------

    Total assets                                              $8,336    $8,350
===============================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Note and bond payable                                         $2,750    $2,750
Tenants' deposits and other liabilities                          111        88
- -------------------------------------------------------------------------------

    Total liabilities                                          2,861     2,838
===============================================================================

Stockholders' equity:
 Common stock, Series A, without par value, stated
  value $10 per share; 10,000,000 shares authorized;
  1,090,067 shares issued and outstanding in 1996 and 1995     9,384     9,384

 Common stock, Series B, without par value, stated
  value $10 per share; 1,000 shares authorized,
  issued and outstanding in 1996 and 1995                         10        10

Unrealized loss on mortgage-backed securities                   (10)       (7)

Retained earnings (deficit)                                  (3,909)   (3,875)
- -------------------------------------------------------------------------------

Total stockholders' equity                                     5,475     5,512
- -------------------------------------------------------------------------------

    Total liabilities and stockholders' equity                $8,336    $8,350
===============================================================================

                         See notes to financial statements.

                            Item 1. Financial Statements
                                     (continued)

                           PROPERTY RESOURCES EQUITY TRUST
                              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
                                     (Unaudited)




(Dollars in 000's except per share amounts)                    1996       1995
- -------------------------------------------------------------------------------

Revenue:

  Rent                                                         $281       $262
  Dividends                                                       1          1
  Interest                                                       10          9
- -------------------------------------------------------------------------------

    Total revenue                                               292        272
- -------------------------------------------------------------------------------

Expenses:

  Interest                                                       41         53
  Depreciation and amortization                                  62         62
  Operating                                                      86         89
  Related party                                                  23         24
  General and administrative                                     16         23
- -------------------------------------------------------------------------------

    Total expenses                                              228        251
- -------------------------------------------------------------------------------

Net income                                                      $64        $21
===============================================================================



 Net income per share of Series A common stock                 $ 06       $.02
===============================================================================



Dividends per share of Series A common stock                   $.09       $.07
===============================================================================






                         See notes to financial statements.


                         Item 1. Financial Statements
                                  (continued)

                        PROPERTY RESOURCES EQUITY TRUST
                       STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996
                                  (Unaudited)



                                      Common Stock
                     -------------------------------------

                          Series A            Series B
                     --------------------  ---------------
                                                            Unrealized
                                                             Gain/Loss
                                                                    on  Retained
                                                           Mortgage-BackEarnings
(Dollars in 000's)       Shares    Amount  Shares   Amount  Securities  (Deficit)  Total
- -------------------------------------------------------------------------------------------
Balance,
 beginning
  of period           1,090,067    $9,384    1,000   $10          $(7)    $(3,875)  $5,512

Unrealized loss
 on mortgage-backed
securities                    -         -        -    -            (3)           -     (3)

Net income                    -         -        -    -              -          64      64

Distributions                 -         -        -    -              -        (98)    (98)
 declared
- -------------------------------------------------------------------------------------------

Balance,
 end of period        1,090,067    $9,384    1,000   $10         $(10)    $(3,909)  $5,475
===========================================================================================





                     See notes to financial statements.


                            Item 1. Financial Statements
                                     (continued)

                           PROPERTY RESOURCES EQUITY TRUST
                              STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
                                     (Unaudited)



(Dollars in 000's)                                               1996      1995
- --------------------------------------------------------------------------------

Cash flows from operating activities:

Net income                                                        $64       $21
- --------------------------------------------------------------------------------


Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                  62        62
    (Increase) decrease in deferred rent receivable               (4)         6
    (Increase) decrease in other assets                          (23)        11
    Increase in tenants' deposits and other liabilities            23        51
- --------------------------------------------------------------------------------

                                                                   58       130
- --------------------------------------------------------------------------------

Net cash provided by operating activities                         122       151
- --------------------------------------------------------------------------------

Cash flows from investing activities:
   Improvements to rental property                                (7)         -
   Disposition of mortgage-backed securities                        1         1
- --------------------------------------------------------------------------------

Net cash provided by (used in) investing activities               (6)         1
- --------------------------------------------------------------------------------

Cash flows from financing activities:
   Distributions paid                                            (98)      (76)
- --------------------------------------------------------------------------------

Net cash used in financing activities                            (98)      (76)
- --------------------------------------------------------------------------------

Net increase in cash and cash equivalents                          18        76

Cash and cash equivalents, beginning of period                    612       418
- --------------------------------------------------------------------------------

Cash and cash equivalents, end of period                         $630      $494
================================================================================






                         See notes to financial statements.


                         Item 1. Financial Statements
                                  (continued)

                        PROPERTY RESOURCES EQUITY TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996


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

NOTE 2- BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary, in the opinion of management, for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the Fund's financial statements for the year ended December 31, 1995.

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

At March 31, 1996, cash equivalents included $2,000 invested in Franklin Money Fund which is an investment company managed by an affiliate of the Advisor. For the three month period ended March 31, 1996 dividend income earned amounted to $1,000.

The agreements between the Fund and the Advisor, or affiliates, provide for certain types of compensation and payments including but not limited to the types of compensation and payments which were paid or accrued by the Fund for those services rendered for the three month period ended March 31, 1996:



                         Item 1. Financial Statements
                                  (continued)

                        PROPERTY RESOURCES EQUITY TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 1996



 NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

Management advisory fees, charged to related party expense            $5,000

 Reimbursement for data processing expenses,
 charged to related party expense                                      8,000

Property management fees, charged to related party expense             9,000

Shareholder services fees, charged to related party expense            3,000

Leasing commission, capitalized and amortized
 over the term of the related lease                                    3,000


 NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 For the three month period ended March 31, 1996, interest paid amounted to $41,000.

 NOTE 5 - SUBSEQUENT EVENT

 On April 16, 1996, pursuant to a contract entered into on February 26, 1996 and amended April 15, 1996, the Fund sold the Agora Office Building ( the `Property" ) to an unaffiliated buyer for a total sales price of $850,000.

 The total sales price included a $750,000 promissory note ( the "Note" ) payable to the Fund, secured by the Property and tenant rents. The terms of the Note include a 7% interest rate, a two year term and monthly principal and interest payments of approximately $6,000. The Note is non-recourse to the other assets of the buyer.


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

COMPARISON OF QUARTER ENDED MARCH 31, 1996 TO QUARTER ENDED MARCH 31, 1995

Net income for the quarter ended March 31, 1996 amounted to $64,000, an increase of $43,000 as compared to the same period in 1995. The increase is due to the following factors: an increase in rental revenue of $19,000; an increase in interest and dividends of $1,000; a decrease in interest expense of $12,000; a decrease in operating expenses of $3,000; a decrease in related party expense of $1,000; and a decrease in general and administrative expense of $7,000.

Rental revenue for the quarter increased $19,000, or 7%, as a result of an increase in the rental and average occupancy rates at the Fund's properties. The average occupancy rate of net rentable square feet for the quarter ended March 31, 1996 and 1995 at Graham Court Business Park was 100% and 93%; and Agora Office Building was 68% and 63%; respectively. Good Guys Plaza Shopping Center remained unchanged at 94%.

Total expenses for the quarter decreased $23,000, or 9%, from $251,000 in 1995 to $228,000. The decrease in total expenses was primarily due to a decrease in interest expense of $12,000, reflecting interest rate changes on the outstanding note payable and to a decrease in general and administrative expense of $7,000, as a result of a decrease in accounting expenses.

RELATED PARTY EXPENSES

The Fund has entered into an agreement with the Advisor to administer the day-to-day operations of the Fund. For the quarter ended March 31, 1996, the Fund recorded $5,000 of advisory fee expense to the Advisor in accordance with the Advisory Agreement.

The Fund's properties are managed by Continental Property Management Co., ("CPMC"), an affiliate of the Advisor. For the quarter ended March 31, 1996, the Fund recorded $9,000 of property management fee expense to CPMC in accordance with the Property Management Agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

The Fund's principal sources of capital for the acquisition and renovation of property and for working capital reserves have been proceeds from the initial offering of its common stock and from cash flow after payment of distributions.

At  March  31,  1996,  cash  and  cash   equivalents   totaled  $630,000  and
investments in mortgage-backed securities totaled $194,000.

As of March 31, 1996, one of the Fund's properties was subject to secured financing with an outstanding balance of $2,750,000. Otherwise, the Fund's properties are owned free of indebtedness. Interest on the note accrues at a variable rate which is based on a certain bond index. The interest rate is not subject to a minimum or maximum rate of interest. On March 31, 1996, the interest rate was 6.00%. In certain circumstances, the payments due may be less than accrued interest. Any resulting accrued interest bears interest at the then current rate. The note is due in full in December, 1996.

On April 16, 1996, pursuant to a contract entered into on February 26, 1996 and amended April 15, 1996, the Fund sold the Agora Office Building to an unaffiliated buyer for a total sales price of $850,000.

The total sales price included a $750,000 promissory note ( the "Note" ) payable to the Fund, secured by the Property and tenant rents. The terms of the Note include a 7% interest rate, a two year term and monthly principal and interest payments of approximately $6,000. The Note is non-recourse to the other assets of the buyer.

In the short-term and in the long-term, management believes that the Fund's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of distributions.

DISTRIBUTIONS
Distributions are paid quarterly at the discretion of the Board of Directors and depend on the Fund's earnings, cash flow, financial condition and other relevant factors. During the quarter ended March 31, 1996, the Fund declared and paid distributions totaling $98,000.




                           PART II - OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K


 (a)   Not applicable

 (b)   Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996.








































                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PROPERTY RESOURCES EQUITY TRUST




                                          By:/s/ David P. Goss
                                                 David P. Goss
                                                 Chief Executive Officer

                                          Date:  May 13, 1996