Form 10-Q
period 1996-06-30
PROPERTY RESOURCES EQUITY TRUST
filed 1996-08-12
CIK 765195

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        JUNE 30, 1996
                                ------------------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ------------------ to --------------------------


Commission file number          0-15880
                        --------------------------------------------------------


                         PROPERTY RESOURCES EQUITY TRUST
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        CALIFORNIA                                                   95-3959770
- --------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)          (I.R.S.
                                                    Employer Identification No.)


        P. O. BOX 7777, SAN MATEO, CALIFORNIA                  94403-7777
- --------------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code     (415) 312-2000
                                                   -----------------------------

                                       N/A
- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                          ---        ---

Shares of Series A Common Stock Outstanding as of June 30, 1996:      1,090,067
Shares of Series B Common Stock Outstanding as of June 30, 1996:          1,000



                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         PROPERTY RESOURCES EQUITY TRUST

                                 BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                       -----------------------------------
                                   (Unaudited)



(Dollars in thousands, except per share amounts)         1996             1995
- -------------------------------------------------------------------------------
ASSETS:
Rental property:
  Land                                                  $2,099           $2,789
  Buildings and improvements                             6,214            6,548
  Tenant improvements                                      135              194
  Furniture and fixtures                                     -                5
- -------------------------------------------------------------------------------
                                                         8,448            9,536

  Less: accumulated depreciation                         1,887            2,145
- -------------------------------------------------------------------------------
                                                         6,561            7,391

Cash and cash equivalents                                  741              612
Mortgage-backed securities, available for sale             191              198
Deferred rent receivable                                    69               71
Note receivable                                            745                -
Other assets                                                95               78
- -------------------------------------------------------------------------------

   Total assets                                         $8,402           $8,350
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Note payable                                            $2,750           $2,750
Tenants' deposits and other liabilities                    141               88
- -------------------------------------------------------------------------------

   Total liabilities                                     2,891            2,838
- -------------------------------------------------------------------------------

Stockholders' equity:
Common stock, Series A, without par value,
 stated value $10 per share; 10,000,000
 shares authorized; 1,090,067 shares issued
 and outstanding in 1996 and 1995                        9,384            9,384
Common stock, Series B, without par value,
 stated value $10 per share; 1,000 shares
 authorized, issued and outstanding in 1996
 and 1995                                                   10               10
Unrealized loss on mortgage-backed securities             (12)              (7)
Retained earnings (deficit)                            (3,871)          (3,875)
- -------------------------------------------------------------------------------

   Total stockholders' equity                            5,511            5,512
- -------------------------------------------------------------------------------

   Total liabilities and stockholders' equity           $8,402           $8,350
===============================================================================



   The accompanying notes are an integral part of these financial statements.



                         PROPERTY RESOURCES EQUITY TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                          JUNE 30       JUNE 30       JUNE 30      JUNE 30
(Dollars in thousands, except per
 share amounts)                             1996          1995          1996         1995
- ------------------------------------------------- ------------- ------------- ------------

REVENUE:
  Rent                                      $258          $288          $539         $550
  Interest                                    17            11            27           20
  Dividends                                    1             -             2            1
  Gain on sale of rental property             88             -            88            -
- ------------------------------------------------- ------------- ------------- ------------

    Total revenue                            364           299           656          571
- ------------------------------------------------- ------------- ------------- ------------

EXPENSES:

  Interest                                    46            50            87          103
  Depreciation and amortization               70            61           132          123
  Operating                                   68            71           154          160
  Related party                               23            24            46           48
  General and administrative                  21             6            37           29
- ------------------------------------------------- ------------- ------------- ------------

    Total expenses                           228           212           456          463
- ------------------------------------------------- ------------- ------------- ------------

NET INCOME                                  $136           $87          $200         $108
================================================= ============= ============= ============



Net income per share of Series A
 common stock                               $.12          $.08          $.18         $.10
================================================= ============= ============= ============


Dividends per share of Series A
 common stock                               $.09          $.07          $.18        $ .14
================================================= ============= ============= ============



   The accompanying notes are an integral part of these financial statements.



                         PROPERTY RESOURCES EQUITY TRUST

                        STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996
                 ----------------------------------------------
                                   (Unaudited)



                                  Common Stock
                 -----------------------------------------------
                           Series A          Series B
                 ----------------------- -----------------------

                                                                                                  Excess of
                                                                                                 Accumulated
                                                                                    Unrealized  Distributions
                                                                                    Gain/Loss        in
(Dollars in                                                                            on         Excess of
 thousands)                     Shares        Amount        Shares       Amount     Securities    Net Income      Total
- --------------------------- --------------- ------------ ------------- ------------ ---------- -------------- -------------
Balance,
 beginning of
 period                          1,090,067       $9,384       1,000            $10     $ (7)        $(3,875)       $5,512

Unrealized
 loss on
 mortgage-
 backed
 securities                              -            -           -              -       (5)               -          (5)

Net income                               -            -           -              -         -             200          200

Distributions
 declared                                -            -           -              -         -           (196)        (196)
- --------------------------- --------------- ------------ ----------- -------------- --------- --------------- -------------

Balance,
 end of period                   1,090,067       $9,384       1,000            $10     $(12)        $(3,871)       $5,511
=========================== =============== ============ =========== ============== ========= =============== ============



   The accompanying notes are an integral part of these financial statements.



                         PROPERTY RESOURCES EQUITY TRUST

                            STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
             ------------------------------------------------------
                                   (Unaudited)



(Dollars in thousands)                                              1996        1995
- ------------------------------------------------------------------------- -----------
Cash flows from operating activities:

Net income                                                          $200        $108
- ------------------------------------------------------------------------- -----------

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                     132         123
   Increase (decrease) in deferred rent receivable                     2          13
   Increase (decrease) in other assets                                35          26
   Increase in tenants' deposits and other liabilities                53        (11)
   Gain on sale of rental property                                  (88)           -
- ------------------------------------------------------------------------- -----------

                                                                     134         151
- ------------------------------------------------------------------------- -----------

Net cash provided by operating activities                            334         259
- ------------------------------------------------------------------------- -----------

Cash flow from investing activities:
   Origination of note receivable                                  (750)           -
   Principal received on note receivable                               5           -
   Improvements to rental property                                   (7)           -
   Proceeds from sale of rental property                             643           -
   Disposition of mortgage-backed securities                           2          15
- ------------------------------------------------------------------------- -----------

Net cash provided by (used in) investing activities                (107)          15
- ------------------------------------------------------------------------- -----------

Cash flow from financing activities:
   Distributions paid                                               (98)       (153)
- ------------------------------------------------------------------------- -----------

Net cash used in financing activities                               (98)       (153)
- ------------------------------------------------------------------------- -----------

Net increase in cash and cash equivalents                            129         121

Cash and cash equivalents,
 beginning of period                                                 612         418
- ------------------------------------------------------------------------- -----------

Cash and cash equivalents,
 end of period                                                      $741        $539
========================================================================= ===========



   The accompanying notes are an integral part of these financial statements.



                         PROPERTY RESOURCES EQUITY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                        ---------------------------------



NOTE 1 - ORGANIZATION
- ---------------------

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

NOTE 2 - BASIS OF PRESENTATION
- ------------------------------

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

At June 30, 1996, cash equivalents included $2,000 invested in Franklin Money Fund which is an investment company managed by an affiliate of the Advisor. For the six month period ended June 30, 1996 dividend income earned amounted to $2,000.

The agreements between the Fund and the Advisor, or affiliates, provide for certain types of compensation and payments including but not limited to the types of compensation and payments which were paid or accrued by the Fund for those services rendered for the six month period ended June 30, 1996:


Management advisory fees, charged to related
 party expense                                                      $10,000

Reimbursement for data processing expenses,
 charged to related party expense                                    11,000

Property management fees, charged to related
 party expense                                                       18,000

Shareholder services fees, charged to related
 party expense                                                        7,000

Leasing commission, capitalized and amortized
 over the term of the related lease                                  31,000



                         PROPERTY RESOURCES EQUITY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                         -------------------------------



NOTE 4 - SALE OF RENTAL PROPERTY AND NOTE RECEIVABLE
- ----------------------------------------------------

On April 16, 1996, the Fund sold the Agora Office Building to an unaffiliated buyer for a total sales price of $850,000. The total sales price included a $750,000 promissory note, collateralized by a second deed of trust against the Agora Office Building. Principal and interest payments are due monthly in the amount of $5,815 commencing on April 16, 1996 until maturity on April 16, 1998. As of June 30, 1996, the outstanding balance of the note was $745,000.


NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
- ---------------------------------------------------------

For the six month period ended June 30, 1996, interest paid amounted to $87,000.



                         PROPERTY RESOURCES EQUITY TRUST



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
- ------------

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

RESULTS OF OPERATIONS
- ---------------------

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

Net income for the six month period ended June 30, 1996 increased $92,000, or 85%, as compared to 1995 primarily due to gain on sale of rental property of $88,000.

Total revenue for the six month period ended June 30, 1996 increased $85,000, or 15%, compared to the same period in 1995. The increase is primarily attributable to an increase in gain on sale of rental property of $88,000 partially offset by a decrease in rental revenue of $11,000, as a result of the sale of the Agora Office Building in April, 1996.

Total expenses for the six month period ended June 30, 1996 decreased $7,000, or 2%, from $463,000 in 1995 to $456,000 in 1996. The decrease in total expenses primarily resulted from a decrease in interest expense of $16,000, reflecting interest rate changes on the outstanding note payable. Explanations of other material changes in total expenses are as follows:

Depreciation and amortization expense increased $9,000 reflecting the expense of the remaining balance of Agora Office Building's unamortized leasing commission as a result of the sale of the property.

General and administrative expense increased $8,000 aa a result of increases in audit fee and legal expenses.

RELATED PARTY EXPENSES
The Fund has entered into an agreement with the Advisor to administer the day-to-day operations of the Fund. For the six month period ended June 30, 1996, the Fund recorded $10,000 of advisory fee expense to the Advisor in accordance with the Advisory Agreement.

The Fund's properties are managed by Continental Property Management Co., ("CPMC"), an affiliate of the Advisor. For the six month period ended June 30, 1996, the Fund recorded $18,000 of property management fee expense to CPMC in accordance with the Property Management Agreement.

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

At June 30, 1996, cash and cash equivalents totaled $741,000 and investments in mortgage-backed securities totaled $191,000.



                         PROPERTY RESOURCES EQUITY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
- -------------------------------

As of June 30, 1996, one of the Fund's properties was subject to secured financing with an outstanding balance of $2,750,000. Otherwise, the Fund's properties are owned free of indebtedness. Interest on the note accrues at a variable rate which is based on a certain bond index. The interest rate is not subject to a minimum or maximum rate of interest.

On June 30, 1996, the interest rate was 6.77%. In certain circumstances, the payments due may be less than accrued interest. Any resulting accrued interest bears interest at the then current rate. The note is due in full in December, 1996.

On April 16, 1996, the Fund sold the Agora Office Building to an unaffiliated buyer for a total sales price of $850,000. The total sales price included a $750,000 promissory note ( the "Note" ) payable to the Fund, secured by the Property and tenant rents. The terms of the Note include a 7% interest rate, a two year term and monthly principal and interest payments of $5,815. The Note is non-recourse to the other assets of the buyer.

In the short-term and in the long-term, management believes that the Fund's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of distributions.

IMPACT OF INFLATION
- -------------------
The Fund's management believes that inflation may have a positive effect on the Fund's property portfolio, but this effect generally will not be fully realized until such properties are sold or exchanged. The Fund's policy of negotiating leases which incorporate operating expense "pass-through" provisions is intended to protect the Fund against increased operating costs resulting from inflation.

DISTRIBUTIONS
- -------------
Distributions are declared quarterly at the discretion of the Board of Directors. The Fund's present distribution policy is to at least annually evaluate the current distribution rate in light of anticipated tenant turnover over the next two or three years, the estimated level of associated improvements and leasing commissions, planned capital expenditures, any debt service requirements and the Fund's other working capital requirements. After balancing these considerations, and considering the Fund's earnings and cash flow, the level of its liquid reserves and other relevant factors, the Fund seeks to establish a distribution rate which:

          i) provides a stable distribution which is sustainable despite short term fluctuations in property cash flows;
          ii) maximizes the amount of cash flow paid out as distributions consistent with the above listed objective; and
          iii) complies with the Internal Revenue Code requirement that a REIT annually pay out as distributions not less than 95% of its taxable income.

During the six-month period ended June 30, 1996, the Fund declared distributions totaling $196,000.



                         PROPERTY RESOURCES EQUITY TRUST

                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Not applicable

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.



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


                                            Date:  AUGUST 8, 1996