Form 10-Q
period 1996-09-30
PROPERTY RESOURCES EQUITY TRUST
filed 1996-11-14
CIK 765195

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       SEPTEMBER 30, 1996
                              -------------------------------------------------
OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                to
                              ----------------  -------------------------------

Commission file number    0-15880
                      ---------------------------------------------------------

                           PROPERTY RESOURCES EQUITY TRUST
              (Exact name of registrant as specified in its charter)


      CALIFORNIA                                                  95-3959770
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


  P. O. BOX 7777,        SAN MATEO, CALIFORNIA                       94403-7777
-------------------------------------------------------------------------------
            (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code    (415) 312-2000
                                                  -----------------------------

                                          N/A
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Shares of Series A Common Stock Outstanding as of September 30, 1996: 1,090,065
Shares of Series B Common Stock Outstanding as of September 30, 1996:     1,000

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         PROPERTY RESOURCES EQUITY TRUST

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


(Dollars in thousands, except per share amounts)                                              1996             1995
------------------------------------------------------------------------------- ------------------- ----------------
ASSETS:
Rental property:
  Land                                                                                     $ 2,099          $ 2,789
  Buildings and improvements                                                                 6,214            6,548
  Tenant improvements                                                                          135              194
  Furniture and fixtures                                                                         -                5
------------------------------------------------------------------------------- ------------------- ----------------
                                                                                             8,448            9,536

  Less: accumulated depreciation                                                             1,941            2,145
------------------------------------------------------------------------------- ------------------- ----------------
                                                                                             6,507            7,391

Cash and cash equivalents                                                                      768              612
Mortgage-backed securities, available for sale                                                 190              198
Deferred rent receivable                                                                        73               71
Note receivable                                                                                741                -
Other assets                                                                                    85               78
------------------------------------------------------------------------------- ------------------- ----------------

   Total assets                                                                             $8,364           $8,350
=============================================================================== =================== ================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Note payable                                                                                $2,750           $2,750
Tenants' deposits and other liabilities                                                         54               88
------------------------------------------------------------------------------- ------------------- ----------------

   Total liabilities                                                                         2,804            2,838
------------------------------------------------------------------------------- ------------------- ----------------

Stockholders' equity:
Common stock, Series A, without par value, stated value $10 per share;
 10,000,000 shares authorized; 1,090,065 shares issued
 and outstanding in 1996 and 1995                                                            9,384            9,384
Common stock, Series B, without par value,
 stated value $10 per share; 1,000 shares
 authorized, issued and outstanding in 1996
 and 1995                                                                                       10               10
Unrealized loss on mortgage-backed securities                                                 (12)              (7)
Retained earnings (deficit)                                                                (3,822)          (3,875)
------------------------------------------------------------------------------- ------------------- ----------------

   Total stockholders' equity                                                                5,560            5,512
------------------------------------------------------------------------------- ------------------- ----------------

   Total liabilities and stockholders' equity                                               $8,364           $8,350
=============================================================================== =================== ================


The accompanying notes are an intregal part of these financial statements.



                                          PROPERTY RESOURCES EQUITY TRUST

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30    SEPTEMBER 30     SEPTEMBER 30    SEPTEMBER 30
(Dollars in thousands, except per share amounts)                  1996            1995             1996            1995
----------------------------------------------------------- ----------- --------------- ---------------- ---------------
REVENUE:
  Rent                                                            $264            $255             $803            $805
  Interest                                                          23              10               50              30
  Dividends                                                          3               1                5               2
  Gain on sale of rental property                                    -               -               88               -
----------------------------------------------------------- ----------- --------------- ---------------- ---------------
    Total revenue                                                  290             266              946             837
----------------------------------------------------------- ----------- --------------- ---------------- ---------------
EXPENSES:
  Interest                                                          49              44              136             147
  Depreciation and amortization                                     58              61              190             184
  Operating                                                          8             103              162             263
  Related party                                                     23              24               69              72
  General and administrative                                         5               4               42              33
----------------------------------------------------------- ----------- --------------- ---------------- ---------------
    Total expenses                                                 143             236              599             699
----------------------------------------------------------- ----------- --------------- ---------------- ---------------
NET INCOME                                                        $147             $30             $347            $138
=========================================================== =========== =============== ================ ===============

Net income per share of Series A
 common stock                                                     $.13            $.03             $.32            $.13
=========================================================== =========== =============== ================ ===============

Dividends per share of Series A
 common stock                                                     $.09            $.07             $.27           $ .21
=========================================================== =========== =============== ================ ===============

The accompanying notes are an intregal part of these financial statements.



                                          PROPERTY RESOURCES EQUITY TRUST

                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996
                                                    (Unaudited)



                                    Common Stock
                   ------------------------------------------------
                             Series A                     Series B
                   -----------------------------    ---------------------
                                                                                                 Excess of Accumulated
(Dollars in                                                               Unrealized Gain/Loss   Distributions in Excess
thousands)             Shares         Amount        Shares      Amount    on Securities              of Net Income      Total
------------------ ---------------- ------------ ------------- ---------- ---------------------- ------------------- ------------
Balance,
 beginning
 of period               1,090,067       $9,384       1,000          $10                  $ (7)            $(3,875)       $5,512
Redemption of
 Series A
 common stock                  (2)            -           -            -                      -                   -            -
Unrealized
 loss on mortgage-
 backed securities               -            -           -            -                    (5)                   -          (5)
Net income                       -            -           -            -                      -                 347          347
Distributions
 declared                        -            -           -            -                      -               (294)        (294)
------------------ ---------------- ------------ ----------- ------------ ---------------------- ------------------- ------------
Balance,
 end of period           1,090,065       $9,384       1,000          $10                  $(12)            $(3,822)       $5,560
================== ================ ============ =========== ============ ====================== =================== ============

The accompanying notes are an intregal part of these financial statements.


                                          PROPERTY RESOURCES EQUITY TRUST

                                             STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                                    (Unaudited)




(Dollars in thousands)                                                                        1996        1995
------------------------------------------------------------------------------------- ------------- -----------
Cash flows from operating activities:

Net income                                                                                    $347        $138
------------------------------------------------------------------------------------- ------------- -----------
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                               190         184
   (Increase) decrease in deferred rent receivable                                             (2)          12
   Increase in other assets                                                                   (30)           -
   Increase (decrease) in tenants' deposits
     and other liabilities                                                                    (34)          25
   Gain on sale of rental property                                                            (88)           -
------------------------------------------------------------------------------------- ------------- -----------
                                                                                                36         221
------------------------------------------------------------------------------------- ------------- -----------
Net cash provided by operating activities                                                      383         359
------------------------------------------------------------------------------------- ------------- -----------
Cash flow from investing activities:
   Origination of note receivable                                                            (750)           -
   Principal received on note receivable                                                         9           -
   Improvements to rental property                                                             (7)         (9)
   Proceeds from sale of rental property                                                       812           -
   Disposition of mortgage-backed securities                                                     3          15
------------------------------------------------------------------------------------- ------------- -----------
Net cash provided by investing activities                                                       67           6
------------------------------------------------------------------------------------- ------------- -----------
Cash flow from financing activities:
   Distributions paid                                                                        (294)       (153)
------------------------------------------------------------------------------------- ------------- -----------
Net cash used in financing activities                                                        (294)       (153)
------------------------------------------------------------------------------------- ------------- -----------
Net increase in cash and cash equivalents                                                      156         212
Cash and cash equivalents,
 beginning of period                                                                           612         418
------------------------------------------------------------------------------------- ------------- -----------
Cash and cash equivalents,
 end of period                                                                                $768        $630
===================================================================================== ============= ===========


The accompanying notes are an intregal part of these financial statements.

                         PROPERTY RESOURCES EQUITY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


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

At September 30, 1996, cash equivalents included $2,000 invested in Franklin Money Fund which is an investment company managed by an affiliate of the Advisor. For the nine month period ended September 30, 1996 dividend income earned amounted to $5,000.

The agreements between the Fund and the Advisor, or affiliates, provide for certain types of compensation and payments including but not limited to the types of compensation and payments which were paid or accrued by the Fund for those services rendered for the nine month period ended September 30, 1996:

Management advisory fees,
 charged to related party expense                            $15,000

Reimbursement for data processing expenses,
 charged to related party expense                             17,000

Property management fees,
 charged to related party expense                             27,000

Shareholder services fees,
 charged to related party expense                             10,000

Leasing commission, capitalized and amortized
 over the term of the related lease                           31,000


                         PROPERTY RESOURCES EQUITY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


NOTE 4 - NOTE RECEIVABLE

On April 16, 1996, the Fund sold the Agora Office Building to an unaffiliated buyer for a total sales price of $850,000. The total sales price included a $750,000 promissory note, collateralized by a second deed of trust against the Agora Office Building. Principal and interest payments are due monthly in the amount of $5,815 commencing on April 16, 1996 until maturity on April 16, 1998. As of September 30, 1996, the outstanding balance of the note was $741,000.


NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the nine month period ended September 30, 1996, interest paid amounted to $136,000.



                         PROPERTY RESOURCES EQUITY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

Net income for the nine month period ended September 30, 1996 increased $209,000, or 151%, as compared to the same period in 1995. The increase in net income was primarily due to interest income earned on the note receivable of $20,000, gain on sale of rental property of $88,000 and a decrease in operating expenses of $101,000 primarily as a result of the sale of the Agora Office Building in April 1996 and to a refund of prior year property taxes at the Good Guys Plaza.

Total revenue for the nine month period ended September 30, 1996 increased $109,000 or 13%, from $837,000 in 1995 to $946,000 in 1996. The increase in total revenue was primarily due to gain on sale of rental property as a result of the sale of the Agora Office Building. Rental revenue at the remaining two properties of the Fund increased $57,000 compared to the same period in 1995 but was offset by a decrease in rental revenue earned of $59,000 due to the sale of the Agora Office Building. For the nine month period ended September 30, 1996 interest income increased $20,000 compared to the same period in 1995 as a result of the note receivable that was taken back at the time of the sale of the Agora Office Building.

Total expenses for the nine month period ended September 30, 1996 decreased $100,000, or 14%, from $699,000 in 1995 to $599,000 in 1996. The decrease in total expenses was primarily due to a decrease in operating expenses as a result of the sale of the Agora Office Building and to a refund of prior year property taxes at the Good Guys Plaza.

RELATED PARTY EXPENSES
The Fund has entered into an agreement with the Advisor to administer the day-to-day operations of the Fund. For the nine month period ended September 30, 1996, the Fund recorded $15,000 of advisory fee expense to the Advisor in accordance with the Advisory Agreement.

The Fund's properties are managed by Continental Property Management Co., ("CPMC"), an affiliate of the Advisor. For the nine month period ended September 30, 1996, the Fund recorded $27,000 of property management fee expense to CPMC in accordance with the Property Management Agreement.

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

At September 30, 1996, cash and cash equivalents totaled $768,000 and investments in mortgage-backed securities totaled $190,000.


                                          PROPERTY RESOURCES EQUITY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

As of September 30, 1996, one of the Fund's properties was subject to secured financing with an outstanding balance of $2,750,000. Otherwise, the Fund's properties are owned free of indebtedness. Interest on the note accrues at a variable rate which is based on a certain bond index. The interest rate is not subject to a minimum or maximum rate of interest. On September 30, 1996, the interest rate was 6.88%. In certain circumstances, the payments due may be less than accrued interest. Any resulting accrued interest bears interest at the then current rate. The note is due in full in December, 1996. Management is currently negotiating the terms of a new loan from an unaffiliated lender to finance the payoff of the current loan.

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

DISTRIBUTIONS
Distributions are declared quarterly at the discretion of the Board of Directors. The Fund's present distribution policy is to at least annually evaluate the current distribution rate in light of anticipated tenant turnover over the next two or three years, the estimated level of associated improvements and leasing commissions, planned capital expenditures, any debt service requirements and the Fund's other working capital requirements. After balancing these considerations, and considering the Fund's earnings and cash flow, the level of its liquid reserves and other relevant factors, the Fund seeks to establish a distribution rate which:

     i) provides a stable distribution which is sustainable despite short term fluctuations in property cash flows;
     ii) maximizes the amount of cash flow paid out as distributions consistent with the above listed objective; and
     iii) complies with the Internal Revenue Code requirement that a REIT annually pay out as distributions not less than 95% of its taxable income.

During the nine-month period ended September 30, 1996, the Fund declared distributions totaling $294,000.


                         PROPERTY RESOURCES EQUITY TRUST

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Not applicable

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.




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


                                    Date:        NOVEMBER 12, 1996