Form 10-K
period 1996-12-31
PROPERTY RESOURCES EQUITY TRUST
filed 1997-03-31
CIK 765195

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1996. Commission File 0-15880


                         PROPERTY RESOURCES EQUITY TRUST
             (Exact Name of Registrant as Specified in its Charter)

California                                     94-3959770
---------------------------------------------- ---------------------------------
(State or other jurisdiction or                (I.R.S. Employer
incorporation or organization)                 Identification number

P.O. Box 7777, San Mateo, CA 94403-7777        (415) 312-5824
---------------------------------------------- ---------------------------------
(Address of principal and executive Office)    Registrant's telephone number,
                                               including Area Code

Securities registered pursuant to Section 12(b) of Act:              None

Securities registered pursuant to Section 12(g) of Act:

Title of each class

Common Stock Series A
------------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. X

At March 24, 1997, 1,090,064 shares of the registrant's Series A common stock were held by non-affiliates of the registrant. No market for the shares currently exists and therefore a market value cannot be determined.

Indicate the number of shares outstanding of each of the issuer's classes of common stock at December 31, 1996: 1,090,064 shares of Series A common stock and 1,000 shares of Series B common stock.

Documents Incorporated by Reference - Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on June 5, 1997, are incorporated by referenced in Parts I, II, III and IV.



                                     PART 1
Item 1. BUSINESS

In addition to the information set forth below, the information required by this
Item is incorporated by reference from Page 4 of the Property Resources Equity Trust's (the "Company's") 1996 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13.

The Company is subject to the risks generally associated with the ownership of real property, including the possibility that operating expenses, debt service payments and fixed costs may exceed property revenues; economic conditions may adversely change in California and the national market; the real estate investment climate may change; local market conditions may change adversely due to general or local economic conditions and neighborhood characteristics; interest rates may fluctuate and the availability, costs and terms of mortgage financing may change; unanticipated maintenance and renovations may arise; changes in real estate tax rates and other operating expenses may arise; governmental rules and fiscal policies may change; natural disasters, including earthquakes, floods or tornadoes may result in losses beyond the coverage of the Company's policies; the financial condition of the tenants of properties may deteriorate; and other factors which are beyond the control of the Company may occur.

The real estate business is competitive, and the Company is in competition with many other entities engaged in real estate investment activities, some of which have greater assets than the Company. The Company's real estate investments in rental properties are subject to the risk of the Company's inability to attract or retain tenants and a consequent decline in rental income. Furthermore, real estate investments tend to be long-term, and under the real estate investment trust ("REIT") provisions of the Internal Revenue Code, might be subject to minimum holding periods to avoid adverse tax consequences; consequently, the Company will have only minimal ability to vary its property portfolio in response to changing economic, financial and investment conditions. To the extent that the Company's rental income is based on a percentage of the gross receipts of retail tenants, its cash flow is dependent on the retail success achieved by such tenants.

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

The Company's only business consists of the real estate investment activity described above. Therefore, information about industry segments is not applicable. The business is not seasonal. At December 31, 1996, the Fund did not have any employees.

Item 2. PROPERTIES

The information required by this Item is incorporated by reference from Page 4 through 7 of the Registrant's 1996 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13.

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

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

In addition to the information set forth below, the information required by this
Item is incorporated by reference from Page 7 of the Company's 1996 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13.

There are no restrictions on sales or purchases of the Company's Series A common stock other than those that may be imposed by any applicable federal or state securities laws or by the Company's Articles of Incorporation or Bylaws with respect to maintaining the Company's status as a qualified real estate investment trust under applicable tax rules and regulations.

The Company is a REIT and elected REIT status commencing with the 1988 tax year pursuant to the provisions of the Internal Revenue Code (the "Code") and applicable state income tax law. Under those provisions, the Company will not be subject to income tax on that portion of its taxable income which is distributed annually to Stockholders if at least 95% of its taxable income (which term excludes capital gains) is distributed and if certain other conditions are met. During such time as the Company qualifies as a REIT, the Company intends to make quarterly cash dividends to the Stockholders aggregating on an annual basis at least 95% of its taxable income.

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

Item 6. SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from Page 3 of the Company's 1996 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference from Pages 8 through 10 of the Registrant's 1996 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from Pages 11 through 22 of the Registrant's 1996 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Certain information required by Part III is omitted from this report in that the Registrant has been subject to the reporting requirements of Section 13 of the Exchange Act for the preceding 12 months, and will file a definitive Proxy Statement, pursuant to Regulation 14a (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and the information included therein is incorporated herein by reference.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND THE ADVISOR

The information required by this Item is incorporated by reference to the Registrant's Proxy Statement.

Item 11. EXECUTIVE COMPENSATION

No direct compensation has been paid by the Fund to directors and officers of the Fund or the Fund's advisor, Property Resources, Inc. (the "Advisor") except that the Independent Directors received approximately $9,000 for attending meetings during the year ended December 31, 1996. The Fund has no annuity, pension or retirement plans or any existing plans or arrangement under which payments have or would in the future be made to any director or officer. The Fund will pay certain fees to and reimburse certain expenses of the Advisor as described in Item 13.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person or group of persons is known by the Fund to beneficially own more than 5% of the outstanding common stock. As of December 31, 1996, no directors or officers of the Fund owned any shares of the Fund.

The Fund is unaware of any arrangement which may at a subsequent date result in a change in control of the Fund.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Fund has entered into an agreement with the Advisor to administer the day-to-day operations of the Fund. Under the terms of the agreement, which is renewable annually, the Advisor will receive a fee equal to 5% of the total amount distributed to the Stockholders. The fee is not payable in regard to distributions from the sale or refinancing of property. Management advisory fees for 1996 amounted to $21,000. The agreement also provides for the following compensation and payments to the Advisor:

         Reimbursement of certain costs and expenses incurred on behalf of the Fund of $23,000 in 1996.

         Acquisition and investment advisory fees to exceed in the aggregate, 13% of offering proceeds for services rendered in connection with the investigation, selection or acquisition of real property. No such fees were paid in 1996.

         Subordinated sales commissions of 5% of the gross selling price of Fund real property. No commissions were paid in 1996.

         Subordinated disposition fee of 15% of net proceeds, as defined, from the sale or refinancing of Fund real property. No such fees were paid in 1996.

         Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

         Subordinated commissions and fees are payable to the Advisor provided the stockholders have received cumulative distributions equal to their original equity plus an 8% per annum cumulative return. No such commissions or fees were paid to the Advisor in 1995.

         An affiliate of the Advisor is entitled to receive fees for property management and other property related services. The affiliate was paid $66,000 in 1996.

         An affiliate of the Advisor is entitled to receive underwriting commissions on shares sold to stockholders, net of payments made to unaffiliated broker-dealers. No such commissions were paid in 1996.

         An affiliate of the Advisor is entitled to receive a stockholder services fee for providing services as the Fund's transfer agent and registrar and for providing other related stockholder services. The affiliate was paid $13,000 in 1996.

On July 16, 1993, Franklin/Templeton Investor Services, Inc., an affiliate of the Advisor, assumed responsibility as the Fund's transfer agent and registrar for the Fund's Series A common stock. At December 31, 1996, and 1995, cash equivalents included $2,000 invested in Franklin Money Fund and $229,000 and $101,000 invested in Institutional Fiduciary Trust, respectively. Both are investment companies managed by an affiliate of the Advisor. For the year ended December 31, 1996, dividends earned amounted to $8,000.

David P. Goss, Richard S. Barone and David N. Popelka who are officers of the Company, are also officers of the Advisor.




                                     PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



(a)     1.        The  following  financial  statements  are  included  on the pages  indicated  of the 1996 Annual
                  Report and incorporated by reference in Part II, Item 8.

                                                                                                            PAGE OF
                                                                                                      ANNUAL REPORT

                  Report of Independent Accountants                                                            11

                  Balance Sheets as of December 1996 and 1995                                                  12

                  Statements of Operations for the years ended
                    December 31, 1996, 1995 and 1994                                                           13

                  Statements of Stockholders' Equity for the years ended
                    December 31, 1996, 1995 and 1994                                                           14

                  Statements of Cash Flows for the years ended
                    December 31, 1996, 1995 and 1994                                                           15

                  Notes to Financial Statements                                                             16-20

        2. The supplemental financial statement schedule, Real Estate and Accumulated Depreciation, is incorporated herein by reference from Pages 21 and 22 of the Company's 1996 Annual Report to
                  Stockholders, a copy of which is attached hereto as Exhibit
                  13.

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

        3.        Exhibits:
                  (3.1)       Articles of Incorporation *
                  (3.2)       Bylaws *
                  (10.1)      Material Contracts - Advisory Agreement *
                  (10.2)      Material Contracts - Property Management Agreement
                  (11.)       Statement  regarding  computation  of  earnings
                              per  share.  See  the  Statement  of
                              Operations included in the Financial Statements.
                  (13.)       Annual Report to Stockholders for the fiscal year
                              ended December 31, 1996 (to be deemed filed only to the extent required by the instructions to exhibits for report on Form 10-K).

                    *Documents were filed in the Company's Form S-11 Registration Statement, dated July 16, 1985 (Registration No. 2-96589) and are incorporated herein by reference.

(b)     Reports filed on Form 8-K.

        No reports on Form 8-K were filed by the Company for the quarter ended December 31, 1996.


                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PROPERTY RESOURCES EQUITY TRUST
                                            (Registrant)


Date:   3/27/97            By: /S/DAVID P. GOSS
                                  David P. Goss
                                  Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.



SIGNATURE                                    TITLE              DATE



                                    Chief Executive Officer
s/David P. Goss                                                 3/27/97
--------------------------------                                ---------------
David P. Goss


s/David W. Walters                         Director1            3/27/97
--------------------------------                                ---------------
David W. Walters


s/James A. Niles                           Director1            3/27/97
--------------------------------                                ---------------
James A. Niles










1 Independent Director

















                         PROPERTY RESOURCES EQUITY TRUST

                                      1996

                                  ANNUAL REPORT

--------------------------------------------------------------------------------



                               PRESIDENT'S MESSAGE
--------------------------------------------------------------------------------

DEAR STOCKHOLDERS

I again welcome this opportunity to report to you on the Fund's progress and its future outlook. In 1996, the Fund entered its liquidation phase with the sale of the Agora Office Building. The terms of the sale included a $750,000 note "carryback", which is scheduled to be fully repaid in April of 1998. Soon after we intend to distribute the full sale proceeds of $810,000, or $.74 per share.

On March 4, 1997, the Graham Court Business Park was also sold. We intend to distribute these sale proceeds in the June 30, 1997 distribution. The net sale proceeds are approximately $2,093,000, or $1.92 per share.

The Fund's only property is now Good Guys Plaza Shopping Center. We expect to commence marketing that property for sale in 1998. If an acceptable sale price can be achieved at that time, the property will be sold and a final liquidating distribution will be made. In the meantime, since the existing loan expired, we have completed a refinance at the property. The new loan has an initial fixed interest rate of 8.8%, matures in twenty-five years and can be assumed by a buyer of the property.

Looking at operations in 1996, funds from operations were $611,000 compared with $476,000 in 1995. This 28% increase was primarily due to reduced expenses as a result of the sale of the Agora Office Building and a successful tax appeal at Good Guys Plaza Shopping Center. Despite the sale of the Agora and the loss of rents from that property, revenues actually rose in 1996. This was primarily the result of higher average occupancy and rental rates at both Good Guys Plaza Shopping Center and the Graham Court Business Park.

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

---------------------------------------- ---------------- --------------- ---------------- --------------- ----------------
(Dollars in 000's except
 per share amounts)                                 1996            1995             1994            1993             1992
---------------------------------------- ---------------- --------------- ---------------- --------------- ----------------

Total revenue                                     $1,158          $1,138           $1,165          $1,186           $1,184
Interest expense                                     189             192              192             180              181
Depreciation and
 amortization expenses                               248             245              267             281              302
Operating expenses                                   209             322              373             392              328
Related party expenses                                92              96              103             112              107
General and
 administrative expenses                              57              52               51              81               77
Loss on write-down of
 rental property                                       -               -              226               -              508
Income (loss) before
 gain on sale of rental
 property                                            363             231             (47)             140            (319)
Gain on sale of rental
 property                                             86               -                -               -                -
Net income (loss)                                    449             231             (47)             140            (319)

Total assets                                       8,374           8,350            8,396           8,799            9,141
Bond payable                                           -               -                -               4                8
Note payable                                       2,750           2,750            2,750           2,750            2,750

Per share:
   Net income (loss)                                 .41             .21            (.04)             .13            (.29)
   Dividends declared                                .36             .28              .30             .30              .30
Number of shares of
 Series A common stock
 outstanding                                   1,090,064       1,090,067        1,090,067       1,090,067        1,097,067




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

The Fund has entered into an advisory agreement with Property Resources, Inc. (the "Advisor"). Under the terms of the agreement, which is renewable annually, the Advisor manages the day-to-day operations of the Fund subject to overall approval of the Board of Directors.

R E A L  E S T A T E  P O R T F O L I O

The Fund acquired Graham Court Business Park in August, 1986, the Agora Office Building in September, 1986, and the Good Guys Plaza in July, 1988. The Fund sold the Agora Office Building in April 1996 and the Graham Court Business Park in March of 1997. The Fund's remaining real estate asset is the Good Guys Plaza.

The property is managed by Continental Property Management Co. ("CPMC"), an affiliate of the Advisor, which performs the leasing and management related services for the properties.

The Fund currently carries earthquake insurance coverage for Good Guys Plaza. The Fund intends to continue to carry such earthquake insurance to the extent that it is available at economically reasonable prices, although no assurance can be given that such coverage will be available. However, the Fund's earthquake insurance coverage may, from time to time, be subject to substantial deductibles.

-------------------------------------------------------------------------------
GOOD GUYS PLAZA SHOPPING CENTER       RETAIL 33,968 SQ. FT.      SANTA ROSA, CA
-------------------------------------------------------------------------------

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

Government employment is the largest employer in the county, with manufacturing a close second. The Hewlett Packard Co., which heads up several high-tech firms with facilities in the area, is the largest manufacturing employer in the county. The unemployment rate in Sonoma County fell to 3.6% in December of 1996 from 5.6% a year earlier. A large regional retail center, Coddington Shopping Center, is adjacent to Good Guys Plaza.

The property is subject to a promissory note collateralized by a deed of trust in the amount of $2,750,000. The note is payable in variable, interest-only installments in a current amount of $14,896, based on a certain bond index. Interest is accrued at a rate which is adjusted quarterly and paid at a rate which is adjusted annually until all deferred interest is paid. Any resulting accrued interest bears interest at the then current rate. The interest rate at December 31, 1996, was 6.5%. The note was due in full in December, 1996, but the maturity date was extended ninety days. On March 4, 1997, the Fund refinanced the collateralized loan with a new 8.8% fixed rate, twenty-five year loan.

R E A L  E S T A T E  P O R T F O L I O

SIGNIFICANT TENANTS
Two tenants provide 10% or more of the Fund's current annual base rent at Good Guys Plaza. The Good Guys!, a consumer electronic retailer, located at Good Guys Plaza, leases 13,887 square feet and makes base rental payments of approximately $262,918, or about 45% of current annual base rent at Good Guys Plaza. This tenant's lease was scheduled to expire in May of 1996. In December of 1995, the Good Guys! exercised their option to extend the term of their lease five years. Their lease now expires in May of 2001. Wherehouse Entertainment, an audio/video retailer at Good Guys Plaza, leases 7,600 square feet and makes base rental payments of approximately $119,000, or about 20% of current annual base rent at Good Guys Plaza. This tenant's lease was scheduled to expire in January of 1996. In July of 1995, Wherehouse Entertainment exercised their option to extend their lease five years. Their lease now expires in January of 2001. However, Wherehouse Entertainment filed for protection under Chapter 11 of the Federal Bankruptcy Code (the "Code") on August 2, 1995. Under the Code, Wherehouse Entertainment could have rejected or confirmed its lease with the Fund. In December of 1996, Wherehouse Entertainment confirmed and the Bankruptcy Court approved the lease, as amended. Both of these tenants' leases provide for an additional five-year option term and for the tenant to reimburse the Fund for an allocated share of property expenses.

PORTFOLIO SUMMARY
At December 31, 1996, the Fund's two properties contained a total of 20 leases. The following schedule lists the portfolio's (Good Guys Plaza only) lease expiration dates and the related annual base rental income as of December 31, 1996.

                      LEASE EXPIRATIONS

                                                          % of
           No. of         Total         Current          Current
           Leases          Sq.          Annual           Annual
 Year     Expiring         Ft.         Base Rent          Rent
------- -------------- ------------ ---------------- ----------------

 1997         3            4,243         85,063           15%
 1998         1            1,010         17,697            3%
 1999         0                0              0            0%
 2000         3            3,698         64,652           11%
 2001         2           21,467        381,478           65%
 2003         1            2,080         36,820            6%

------- -------------- ------------ ---------------- ----------------


R E A L  E S T A T E  P O R T F O L I O

On December 31, 1996, the Fund's portfolio represented, in the aggregate, 82,328 rentable square feet. For the years ended December 31, 1994, 1995 and 1996, the following table shows the number of lease agreements that the Fund executed, the rentable square feet covered by the agreements, and the amount of tenant improvements and leasing commissions paid by the Fund. The table includes activity at the Agora Office Building and Graham Court during the period owned.


                                LEASING ACTIVITY


------------ --------------- ------------ -------------------- ------------------ -------------
                 No. of                         Tenant              Leasing
                 Leases          Sq.         Improvements         Commissions
   Year         Executed         Ft.             Paid                Paid            Total
------------ --------------- ------------ -------------------- ------------------ -------------

   1994            4             7,486            1,443              3,306         4,749
   1995            6            15,783            6,826             36,226        43,052
   1996            5            14,691            9,022             35,022        44,044

------------ --------------- ------------ -------------------- ------------------ -------------

In 1994, Good Guys Plaza had few tenants' leases expire or renew and few new leases were signed. However, in 1995, three tenants renewed and/or extended their existing leases at Good Guys Plaza. Two new leases were executed at Graham Court and one at Agora. In addition, two tenants occupying 21,467 square feet exercised lease options at Good Guys Plaza in 1995, although this option activity is not reflected in the Sq. Ft. column above. In 1996, one new lease was executed at Good Guys Plaza and two tenants renewed their leases at Graham Court. Also in 1996, one new lease was executed and one tenant renewed at the Agora Office Building prior to its sale.

At December 31, 1996, the Fund's properties were 98% leased, which compares to 91% leased at the end of 1995 reflecting increased occupancy at Good Guys Plaza and the sale of the Agora Office Building, which was only 68% occupied at the end of 1995. The following tables indicate the occupancy rates for each of the Fund's properties and the average rental rates at December 31 of each year that the Fund has owned the properties:


                                                    OCCUPANCY RATES

------ --------------- -------------- --------------- ----------------
           Agora
           Office         Graham        Good Guys
Year      Building         Court          Plaza           Overall
------ --------------- -------------- --------------- ----------------
           23,558         48,360          33,968          105,886
          Sq. Ft.         Sq. Ft.        Sq. Ft.          Sq. Ft.
------ --------------- -------------- --------------- ----------------

1992        81%             100%            100%           96%
1993        86%              93%             96%           92%
1994        61%              93%             94%           87%
1995        68%             100%             94%           91%
1996        Sold            100%             96%           98%
------ --------------- -------------- --------------- ----------------



R E A L  E S T A T E  P O R T F O L I O

                       AVERAGE ANNUAL RENTAL RATES/SQ. FT.
-------------------------------------------------------------------------------
                Agora
                Office          Graham         Good Guys
  Year         Building          Court           Plaza
-------------------------------------------------------------------------------

   1992         $10.59          $5.43           $16.77
   1993         $10.46          $5.32           $17.41
   1994         $10.35          $5.47           $17.64
   1995         $10.91          $5.45           $17.60
   1996         Sold            $5.89           $18.02
-------------------------------------------------------------------------------


T R A D I N G  ,  M A R K E T  A N D  D I V I D E N D  I N F O R M A T I O N

No public trading market presently exists for the shares of the Fund. Due to the expenses involved and the relatively small size of the Fund, it is not anticipated that shares of the Fund will be listed on a stock exchange.

The Fund has one class of common stock in two series, designated Series A and Series B (the "Common Stock"). As of December 31, 1996, the Fund had 1,090,064 Series A common shares outstanding and 1,000 Series B common shares outstanding, and there were approximately 1,169 Series A Stockholders of record. The Common Stock votes together as one class with each share being entitled to one vote. The Series B shares are owned by Property Resources, Inc., the Advisor. The following table reflects the distributions declared per share of Series A common stock during 1995 and 1996.

------ ------------------------------------------
Quarter
Ended                       Distributions
------ ------------------------------------------

March  31, 1995                  $.07
June 30, 1996                    $.07
September 30, 1995               $.07
December 31, 1995                $.07
March 31, 1996                   $.09
June 30, 1996                    $.09
September 30, 1996               $.09
December 31, 1996                $.09
------ ------------------------------------------

Dividend distributions to stockholders are currently paid quarterly on approximately the last day of March, June, September and December. 100% of the 1996 and 14% of the 1995 dividend represented a return of capital for Federal income tax purposes. Return of capital distributions are tax free to the stockholder to the extent such distributions do not exceed a stockholders' adjusted basis.

M A N A G E M E N T ' S  D I S C U S S I O N  A N D  A N A L Y S I S
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

Net income for the year ended December 31, 1996 was $449,000, an increase of $218,000 as compared to net income of $231,000 in 1995. The increase in net income was primarily due to an increase in interest income, gain on sale of rental property and a decrease in operating expenses, as described more fully below.

Total revenue for the year ended December 31, 1996, increased $20,000, or 2%, compared to 1995 primarily due to an increase in interest income attributable to the note receivable relating to the sale of the Agora Office Building. Rental revenue at the remaining two properties of the Fund increased $74,000 compared to the same period in 1995 but was offset by a decrease of rental revenue due to the sale of the Agora Office Building. The increase in rental revenue at the Fund's two remaining properties resulted from an increase in the rental rates at the properties and to an increase in the average occupancy rate at the Good Guys Plaza. The average occupancy rate at the Good Guys Plaza increased from 95% in 1995 to 96% in 1996. Graham Court's occupancy rate remained at 100%.

Total expenses for the year ended December 31, 1996, decreased $112,000, or 12%, from $907,000 in 1995 to $795,000 in 1996. The decrease in total expenses in 1996 was primarily attributable to a decrease in operating expenses of $56,000 as a result of the sale of the Agora Office Building and to a refund of $43,000 of prior year property taxes at the Good Guys Plaza.


COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

Net income for the year ended December 31, 1995 was $231,000, an increase of $278,000 as compared to net loss of $47,000 in 1994. The Increase is due to the following factors: a decrease in rental revenue of $34,000; an increase in interest and distribution of $7,000; a decrease in depreciation and amortization of $22,000; a decrease in operating expenses of $51,000; a decrease in related party expenses of $7,000; a increase in general and administrative expense of $1,000; and a decrease in loss on write-down of rental property of $226,000.

Rental income for 1995 decreased $34,000, or 3%, primarily due to the decline of average annual rental rates per square foot for Graham Court from $5.47 in 1994 to 5.45 in 1995. The average occupancy rate of net rentable square feet for the years ended December 31, 1995 and 1994 at the Agora Office Building was 68% and 61% and at Graham Court Business Park was 93% and 100%, respectively.

Interest and dividend income increased $7,000, or 19%, primarily due to higher yields realized on investments in mortgage-backed securities than from short-term money market investments.

Total expenses decreased by $305,000, or 25%, from $1,212,000 in 1994 to $907,000 in 1995. The decrease in total expenses is attributable to the following factors: a decrease in depreciation and amortization of $22,000, or 8%; a decrease in operating expenses of $51,000, or 14%; a decrease in related party expense of $7,000, or 7%; an increase in general and administrative expense of $1,000, or 2%; and a decrease in loss on write-down of rental property of $226,000, or 100%.

M A N A G E M E N T ' S  D I S C U S S I O N  A N D  A N A L Y S I S

Operating expenses decreased $51,000, primarily as a result of a decrease in property taxes of $26,000.

Related party expense decreased $7,000, as a result of a decrease in accounting and data processing expenses.

RELATED PARTY EXPENSES
The Fund has entered into an agreement with the Advisor to administer the day-to-day operations of the Fund. For each of the years ended December 31, 1996, 1995 and 1994, the Fund recorded $21,000, $16,000 and $17,000, respectively, of advisory fee expense to the Advisor in accordance with the Advisory Agreement. Also for the years ended December 31, 1996, 1995 and 1994, and in accordance with the Advisory Agreement, the Fund reimbursed the Advisor or affiliates of the Advisor $23,000, $36,000 and $44,000, respectively, for accounting and data processing, and $13,000, $9,000 and $7,000, respectively, for stockholder services expenses.

The Fund's properties are managed by Continental Property Management Co., ("CPMC"), an affiliate of the Advisor. For each of the years ended December 31, 1996, 1995 and 1994, the Fund recorded $35,000 of property management fee expense to CPMC in accordance with the property management agreement. Also for the years ending December 31, 1996, 1995 and 1994, and in accordance with the management agreement, the Fund paid to CPMC leasing commissions of $31,000, $21,000 and $0, respectively, and construction supervision fees of $0, $1,000 and $2,000, respectively.

The Fund's by-laws require the Advisor to refund to the Fund the amount, if any, by which the operating expenses as defined (generally such expenses pertain to general and administrative expenses as distinguished from property operating expenses) during any calendar year exceed the greater of (a) 2% of the Average Invested Assets or (b) 25% of Net Income (excluding gain from the sale of the Fund's properties) unless the Independent Directors conclude that a higher level of expenses is justified as set forth in the by-laws. For the year ended December 31, 1996, the Fund's operating expenses, as defined, of $97,000 in the aggregate, classified in general and administrative and related party expenses represented; a) 1.07% of Average Invested Assets and b) 11.84% of Net Income. Therefore, no refund was required.

The Fund's Board of Directors (including all of its Independent Directors) have determined, after review, that the compensation paid to the Advisor and to CPMC referenced above, as well as the expense reimbursements made by the Fund to the Advisor reflected in Note 2 to the accompanying financial statements, are fair and reasonable to the Fund.

IMPACT OF INFLATION
The Fund's policy of negotiating leases which incorporate operating expense "pass-through" provisions is intended to protect the Fund against increased operating costs resulting from inflation.

LIQUIDITY AND CAPITAL RESOURCES
The Fund's principal sources of capital for the acquisition and renovation of property and for working capital reserves have been proceeds from the initial offering of its common stock and from funds from operations after payment of dividends.

At December 31, 1996, cash and cash equivalents totaled $772,000 and investments in mortgage-backed securities, available for sale totaled $173,000.

As of December 31, 1996, one of the Fund's properties was subject to secured financing. The Good Guys Plaza shopping center is subject to a promissory note collateralized by a Deed of Trust in the amount of $2,750,000. The note is payable, interest only, at an adjustable rate of interest which is based on a certain bond index. On December 31, 1996, the interest rate was 6.88%. The note was due in full in December, 1996 and was granted a 90 day extension so that management could complete their negotiation of terms of a

M A N A G E M E N T ' S  D I S C U S S I O N  A N D  A N A L Y S I S

new loan from an unaffiliated lender to finance the payoff of the current loan. On March 4, 1997, the note was repaid from the proceeds of a new note payable. The new note payable, which is also collateralized by the property and matures in 2022, requires monthly payments of principal and interest at 8.8% until 2007, at which time the interest rate increases to at least 13.8% under an adjustment formula defined in the note agreement.

In the short-term and in the long-term, management believes that the Fund's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of distributions.

Funds from Operations ("FFO") for the years ended December 31, 1996, 1995 and 1994 were $611,000, $476,000 and $446,000, respectively. The primary differences between the periods reflect the changes in net income as discussed under "Results of Operations". The Fund believes that FFO is helpful in understanding a property portfolio in that such calculation reflects income from operating activities and the properties' ability to support general operating expenses and interest expense before the impact of certain activities such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Fund's cash needs including principal amortization, capital improvements and distributions to stockholders. FFO should not be considered an alternative to net income, or any other generally accepted accounting principles ("GAAP") measurement of performance, as an indicator of the Fund's operating performance or as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts, FFO is net income (computed in accordance with GAAP), excluding gains and losses from debt restructuring and sales of property plus depreciation and amortization and after adjustment for unconsolidated joint ventures. The measure of FFO as reported by the Fund may not be comparable to similarly titled measures of other funds that follow direct definitions.

On March 4, 1997, the Graham Court Business Park was sold to an unrelated party for $2,200,000, resulting in net cash proceeds to the Fund of $2,093,000. The Fund will recognize a related gain of approximately $363,000 during the first quarter of 1997. As a result of the sale, FFO will, most likely, be substantially reduced. It is probable that the 1996 dividend rate will exceed future FFO and cash flow from operations. As a result, distributions may be reduced to a level that reflects the decrease in FFO and cash flow.

Management currently intends to dispose of the Good Guys Plaza Shopping Center and, in that regard, expects to commence marketing activity in 1998. At December 31, 1996, management estimates that the net realizable value of the property approximates its carrying value; however, there can be no assurance that the eventual sales price of the property will not result in a loss or that a sale will be consummated.


DISTRIBUTIONS
Distributions are paid quarterly at the discretion of the Board of Directors and depend on the Fund's earnings, cash flow, financial condition and other relevant factors. During the years ended December 31, 1996 and 1995, the Fund declared distributions totaling $392,000 and $305,000, or $.36 and $.28 per share each year, respectively. The distributions represented 64% of the Fund's FFO in 1996 and 1995.

R E P O R T  O F  I N D E P E N D E N T  A C C O U N T A N T S

Board of Directors and Stockholders
Property Resources Equity Trust


We have audited the accompanying balance sheets of Property Resources Equity Trust as of December 31, 1996 and 1995, the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, and the financial statement schedule of Real Estate and Accumulated Depreciation. These financial statements and the financial statement schedule are the responsibility of Property Resources Equity Trust's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Property Resources Equity Trust as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                      COOPERS & LYBRAND L.L.P.

San Francisco, California
March 4, 1997


B A L A N C E  S H E E T S

PROPERTY RESOURCES EQUITY TRUST
------------------------------------------------------------------------------------------------------
as of December 31, 1996 and 1995 (dollars in 000's except per share                1996          1995
amounts)
------------------------------------------------------------------------------------------------------

ASSETS

Rental property:
  Land                                                                           $2,099        $2,789
  Buildings and improvements                                                      6,215         6,548
  Tenant improvements                                                               135           194
  Furniture and fixtures                                                              -             5
-------------------------------------------------------------------------- ------------- -------------
                                                                                  8,449         9,536
  Less: accumulated depreciation                                                  1,995         2,145
-------------------------------------------------------------------------- ------------- -------------
                                                                                  6,454         7,391

Cash and cash equivalents                                                           772           612
Mortgage-backed securities, available for sale                                      173           198
Deferred rent receivable                                                             77            71
Note receivable                                                                     736             -
Other assets, net                                                                   162            78
-------------------------------------------------------------------------- ------------- -------------
      Total assets                                                                8,374        $8,350
========================================================================== ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable                                                                     $2,750         $2,750
Deposits and other liabilities                                                       59             88
-------------------------------------------------------------------------- ------------- --------------
      Total liabilities                                                           2,809          2,838
-------------------------------------------------------------------------- ------------- --------------

Stockholders' equity:
Common stock, Series A, without
 par value, stated value $10 per share;
 10,000,000 shares authorized; 1,090,064
 and 1,090,067 shares issued and
 outstanding at December 31, 1996
 and 1995, respectively                                                           9,384          9,384

Common stock, Series B, without
par value, stated value $10 per share; 1,000
shares authorized, issued and outstanding                                           10             10

Unrealized loss on mortgage-backed securities                                      (11)            (7)

Accumulated distributions in excess of net income                               (3,818)        (3,875)
-------------------------------------------------------------------------- ------------- --------------
      Total stockholders' equity                                                  5,565          5,512
-------------------------------------------------------------------------- ------------- --------------
      Total liabilities and stockholders' equity                                 $8,374         $8,350
========================================================================== ============= ==============

The accompanying notes are an integral part of these financial statements.



S T A T E M E N T S  O F  O P E R A T I O N S

PROPERTY RESOURCES EQUITY TRUST
---------------------------------------------------- -------------- -------------- ---------------
for the years ended
December 31, 1996, 1995
and 1994 (Dollars in 000's
except per share amounts)                                     1996           1995            1994
---------------------------------------------------- -------------- -------------- ---------------
Revenue:
  Rent                                                      $1,076         $1,095          $1,129
  Interest                                                      74             40              30
  Dividends                                                      8              3               6
---------------------------------------------------- -------------- -------------- ---------------
Total revenue                                                1,158          1,138           1,165
---------------------------------------------------- -------------- -------------- ---------------

Expenses:
  Interest                                                     189            192             192
  Depreciation and amortization                                248            245             267
  Property operating                                           209            322             373
  Related party                                                 92             96             103
  General and administrative                                    57             52              51
  Loss on write-down
   of rental property                                            -              -           (226)
---------------------------------------------------- -------------- -------------- ---------------
Total expenses                                                 795            907           1,212
---------------------------------------------------- -------------- -------------- ---------------

Income (loss) before gain
 on sale of rental property                                    363            231            (47)
Gain on sale of rental property                                 86              -               -
---------------------------------------------------- -------------- -------------- ---------------
Net income (loss)                                             $449           $231           $(47)
==================================================== ============== ============== ===============



Net income (loss) per share, based
 on the weighted average shares outstanding of
 Series A common stock of 1,090,066, 1,090,067,
 and 1,090,067, respectively                                  $.41           $.21          $(.04)
==================================================== ============== ============== ===============


Distributions declared per share
 of Series A common stock                                     $.36           $.28            $.30
==================================================== ============== ============== ===============

The accompanying notes are an integral part of these financial statements.


S T A T E M E N T S  O F  S T O C K H O L D E R S'  EQUITY

PROPERTY RESOURCES EQUITY TRUST

for the years ended December 31, 1996, 1995 and 1994 (Dollars in 000's)

                                                                            Unrealized
                                                                               gain
                                                                            (loss) on               Accumulated
                                          Common Stock                      mortgage-             distributions
                                       Series A Series B                      backed               in excess of
                                  Shares Amount Shares Amount               securities               net income         Total
------------------------ ----------------------------------------------- ----------------- --------------------- -------------
Balance,
 December 31, 1993            1,090,067       $9,384      1,000     $10          $ -                  $(3,427)        $5,967

Unrealized
 loss on
 mortgage-
 backed                                                                                                      -
 securities                           -            -          -       -         (25)                                    (25)

Net loss                              -            -          -       -            -                      (47)          (47)

Distributions
 declared                             -            -          -       -            -                     (327)         (327)
------------------------ --------------- ------------ ---------- ------- ------------ ------------------------- -------------
Balance,
 December 31,
 1994                         1,090,067        9,384      1,000      10         (25)                   (3,801)         5,568

Unrealized gain on
 mortgage- backed
 securities                           -            -          -       -           18                         -            18

Net income                            -            -          -       -            -                       231           231

Distributions
 declared                             -            -          -       -            -                     (305)         (305)
------------------------ --------------- ------------ ---------- ------- ------------ ------------------------- -------------
Balance,
 December 31,
 1995                         1,090,067        9,384      1,000      10          (7)                   (3,875)         5,512

Redemption
 of Series A
 common stock                       (3)            -          -       -            -                         -             -

Unrealized
 loss on
 mortgage-
 backed
 securities                           -            -          -       -          (4)                         -           (4)

Net income                            -            -          -       -            -                       449           449

Distributions
 declared                             -            -          -       -            -                     (392)         (392)
======================== =============== ============ ========== ======= ============ ========================= =============
Balance,
 December 31,
 1996                         1,090,064       $9,384      1,000     $10        $(11)                  $(3,818)        $5,565
======================== =============== ============ ========== ======= ============ ========================= =============

The accompanying notes are an integral part of these financial statements.


S T A T E M E N T S  O F  C A S H  F L O W S

PROPERTY RESOURCES EQUITY TRUST
---------------------------------------------------------------------------------------------------------------
for the years ended December 31, 1996, 1995 and 1994  (Dollars in 000's)          1996        1995        1994
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                 $449        $231       $(47)
--------------------------------------------------------------------------- ----------- ----------- -----------

 Adjustments to reconcile net income
 (loss) to net cash provided by operating
   activities:
  Depreciation and amortization                                                    248         245         267
  (Increase) decrease in deferred
   rent receivable                                                                 (6)          15          21
  (Increase) decrease in other assets                                             (76)          29          15
  (Decrease) increase in deposits and
   other liabilities                                                              (29)          10           -

   Loss on write-down of rental property                                             -           -         226
   Gain on sale of rental property                                                (86)           -           -
--------------------------------------------------------------------------- ----------- ----------- -----------
                                                                                    51         299         529
--------------------------------------------------------------------------- ----------- ----------- -----------
Net cash provided by operating activities                                          500         530         482
--------------------------------------------------------------------------- ----------- ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net proceeds from sale of rental property                                         60           -           -
  Leasing commissions paid                                                        (35)        (36)         (3)
  Principal received on note receivable                                             14           -           -
  Disposition of mortgage-backed securities                                         21          37          45
  Improvements to rental property                                                  (8)        (32)        (15)
--------------------------------------------------------------------------- ----------- ----------- -----------
Net cash provided by (used in)
 investing activities                                                               52        (31)          27
--------------------------------------------------------------------------- ----------- ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions paid                                                             (392)       (305)       (327)
  Principal payments on debt                                                         -           -         (4)
--------------------------------------------------------------------------- ----------- ----------- -----------
Net cash used in financing activities                                            (392)       (305)       (331)
--------------------------------------------------------------------------- ----------- ----------- -----------

Increase in cash and cash equivalents                                              160         194         178
Cash and cash equivalents,
 beginning of year                                                                 612         418         240
=========================================================================== =========== =========== ===========
Cash and cash equivalents,
 end of year                                                                      $772        $612        $418
=========================================================================== =========== =========== ===========

   SUPPLEMENTAL CASH FLOW AND NON-CASH ACTIVITY - NOTES 6 & 8

The accompanying notes are an integral part of these financial statements.


N O T E S  T O  F I N A N C I A L  S T A T E M E N T S

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY
Property Resources Equity Trust (the "Fund") is a California corporation formed on February 20, 1985 for the purpose of investing in income-producing real property. The Fund is a real estate investment trust ("REIT") and has qualified as a REIT from inception. Under the Internal Revenue Code and applicable state income tax law, a qualified REIT is not subject to income tax if at least 95% of its taxable income is currently distributed to its stockholders and other tests are met. The Fund intends to distribute substantially all of its taxable income in the future. Accordingly, no provision is made for income taxes in these financial statements.

The Fund acquired Graham Court Business Park in August, 1986, the Agora Office Building in September, 1986, and the Good Guys Plaza in July, 1988. The Fund sold the Agora Office Building in April 1996.

BASIS OF PRESENTATION
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RENTAL PROPERTY
Rental property is stated at cost and depreciated using the straight-line method over useful lives of 30 to 35 years for buildings and improvements, 5 years for furniture and fixtures and the life of the related lease for tenant improvements. Significant improvements and betterments are capitalized. Maintenance, repairs and minor renewals are charged to expense when incurred.

Pursuant to the Fund's investment objectives, property purchased is generally held for extended periods. During the holding period and as the result of prevailing economic conditions, properties may experience fluctuations in market value. On a periodic basis, but at least annually, management internally assesses the value of all properties held by the Fund. Such assessments include the consideration of the Fund's ability and intent to hold a property as well as an evaluation of that property's future rental potential through the holding period. Generally, management's analysis is performed utilizing a sum of future cash flows methodology which compares the property's operating cash flows and residual value to the net carrying amount.

Management currently intends to dispose of the Good Guys Plaza Shopping Center and, in that regard, expects to commence marketing activity in 1998. At December 31, 1996, management estimates that the net realizable value of the property approximates its carrying value; however, there can be no assurance that the eventual sales price of the property will not result in a loss or that a sale will be consummated.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand, demand deposits with banks, debt instruments with original maturities of three months or less and money market funds, which are readily convertible into cash. Due to their relatively short-term nature, the carrying value of these instruments approximates fair value.

MORTGAGE-BACKED SECURITIES VALUATION
Mortgage-backed securities held by the Fund are classified as available for sale and are carried at market value. The resulting unrealized gains and losses are reported as a separate component of stockholders' equity until realized. Realized gains and losses are recognized on the specific identification method and are included in earnings.

OTHER ASSETS
Other assets include deferred lease commissions, which are amortized over the lives of the related leases.


-------------------------------------------------------------------------------
N O T E S  T O  F I N A N C I A L  S T A T E M E N T S
-------------------------------------------------------------------------------

RENTAL REVENUE
Rental revenue is recorded to reflect scheduled rent increases and free rent periods on the straight-line method over the related lease term.

CONCENTRATION OF CREDIT RISK AND MAJOR TENANTS
Financial instruments which potentially subject the Fund to concentrations of credit risk consist principally of money market mutual funds and other short term investments and in mortgage backed securities. The Fund places excess cash in short-term deposits with Franklin Money Fund and Institutional Fiduciary Trust, investment companies managed by an affiliate of Property Resources, Inc. (the "Advisor"). The Fund also owns mortgage backed securities guaranteed by an agency of the Federal government. The Fund performs ongoing credit evaluations of its tenants and generally does not require collateral for commercial tenants. The Fund reserves for potential credit losses, as appropriate, and such losses have been within management's expectations.

The following tenants provided 10% or more of the Fund's total straight-line revenues during 1996, 1995 and 1994:


Principal Business         Lease Expiration                     1996          1995          1994
-------------------------- ----------------------------- ------------ ------------- -------------

Electronics Store          May 2001                            28.2%         31.6%         28.4%
Audio Video
 Retailer                  January 2001                        14.7%         17.1%         15.4%
Research Facility          Month to Month                      11.4%         14.4%         15.2%

The Audio Video Retailer filed for protection under Chapter 11 of the Federal Bankruptcy Code (the "Code") in August of 1995. In December 1996, the tenant confirmed and the Bankruptcy Court approved the lease as amended.

The Research Facility occupied space at the Graham Court Business Park. The property was sold on March 4, 1997, as described in Note 9 of these financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Fund has entered into an agreement with the Advisor to administer the day-to-day operations of the Fund for which it pays a fee. On July 16, 1993, Franklin/Templeton Investor Services, Inc. ("FTISI"), an affiliate of the Advisor, assumed responsibility as the Fund's transfer agent and registrar for the Fund's Series A common stock.

The Fund has entered into an agreement with Continental Property Management Co. ("CPMC") an affiliate of the Advisor, to manage the leasing and management related services for the properties. Under the terms of this agreement, CPMC is paid management, leasing and construction supervision fees.

The agreements between the Fund and the Advisor, or affiliates, provide for certain types of compensation for services rendered for the years ended December 31, 1996, 1995 and 1994:


                                                                           1996          1995          1994
                                                                  -------------- ------------- -------------
Management advisory fees,
 charged to related party expenses                                      $21,000       $16,000       $17,000
Reimbursement for accounting and data
 processing expenses, charged to related
 party expenses                                                          23,000        36,000        44,000
Property management fee,
 charged to related party expense                                        35,000        35,000        35,000
Stockholder services fees,
 charged to related party expense                                        13,000         9,000         7,000
Construction supervision fees,
 capitalized and depreciated over
 the useful life of the related assets                                        -         1,000         2,000
Leasing commissions, capitalized
 and amortized over the term of the
 related lease                                                           31,000        21,000             -




--------------------------------------------------------------------------------
N O T E S  T O  F I N A N C I A L  S T A T E M E N T S
--------------------------------------------------------------------------------


At December 31, 1996 and 1995, cash equivalents included $2,000 invested in Franklin Money Fund and $229,000 and $101,000, respectively, invested in Institutional Fiduciary Trust, both of which are investment companies managed by an affiliate of the Advisor. For the years ended December 31, 1996, 1995 and 1994, related dividends earned were $8,000, $3,000 and $6,000, respectively.


NOTE 3 - MORTGAGE-BACKED SECURITIES, AVAILABLE FOR SALE

Mortgage-backed securities, available for sale at December 31, 1996, had a coupon rate of 7.59% and a maturity of 2021. Amortized cost was $184,000 and market value was $173,000, resulting in a gross unrealized loss of $11,000.

Mortgage-backed securities, available for sale at December 31, 1995, had a market value of $198,000 and an amortized cost of $205,000, resulting in a gross unrealized loss of $7,000.


NOTE 4 - COMMON STOCK

Series A and Series B common stock have the same voting, dividend and distribution rights. All dividends are declared at the discretion of the Board of Directors of the Fund. To date, the Board of Directors has not declared any dividends to be payable to any shares of outstanding Series B common stock


NOTE 5 - DISTRIBUTIONS

The allocations of cash distributions per share for individual stockholders' income tax purposes, as reported on Internal Revenue Service Form 1099-DIV, for the years ended December 31, 1996, 1995 and 1994 were as follows:

Year               Ordinary          Return of                Total
Paid                 Income            Capital                 Paid
-------- ------------------- ------------------ --------------------
   1996                -               $.36                 $.36
   1995             $.24               $.04                 $.28
   1994             $.21               $.09                 $.30

NOTE 6 - NOTE PAYABLE

The note payable, collateralized by a deed of trust on Good Guys Shopping Center, is payable interest only until the extended maturity, in March, 1997, at an adjustable rate based on a certain corporate bond index. For the years ended December 31, 1996, 1995 and 1994, interest paid was $183,000, $192,000 and
$192,000, respectively. This note was refinanced subsequent to December 31, 1996 (Note 9).

N O T E S  T O  F I N A N C I A L  S T A T E M E N T S

NOTE 7 - RENTAL INCOME

The Fund's rental income from commercial property is received principally from tenants under non-cancelable operating leases. The tenant leases typically provide for guaranteed minimum rent plus contingent rents. As discussed in Note 9, Graham Court Business Park was sold in March 1997. Minimum future rentals on non-cancelable tenant operating leases at the Good Guys Plaza Shopping Center subsequent to December 31, 1996 are as follows:

In thousands

          1997                               $565
          1998                                559
          1999                                572
          2000                                561
          2001                                191
       Thereafter                              80
                           -----------------------
                                           $2,528
                           =======================

Minimum future rentals do not include contingent rents. Contingent rents were $150,000 in 1996, $166,000 in 1995 and $156,000 in 1994.


NOTE 8 - SALE OF RENTAL PROPERTY

On April 16, 1996, the Fund sold the Agora Office Building to an unaffiliated buyer for a total sales price of $850,000. In connection with the sale, the Fund recognized a gain of $86,000. The total sales price included a $750,000 promissory note, collateralized by a deed of trust on the Agora Office Building. Principal and interest payments on the note receivable of $5,815 are due monthly until maturity on April 16, 1998.

NOTE 9 - SUBSEQUENT EVENTS

On March 4, 1997, the note payable collateralized by the Good Guys Plaza Shopping Center was repaid from the proceeds of a new note payable. The new note payable, which is also collateralized by the property and matures in 2022, requires monthly payments of principal and interest at 8.8% until 2007, at which time the interest rate increases to at least 13.8% under an adjustment formula defined in the note agreement.

On March 4, 1997, the Graham Court Business Park was sold to an unrelated party for $2,200,000, resulting in net cash proceeds to the Fund of $2,093,000. The Fund will recognize a related gain of approximately $363,000 during the first quarter of 1997.

NOTE 10 - PRO FORMA FINANCIAL INFORMATION (Unaudited)

The unaudited condensed pro forma statements of operations set forth below are presented as if: (i) the sales of the Agora Office Building and the Graham Court Business Park and (ii) the refinancing of the loan collateralized by the Good Guys Plaza Shopping Center had occurred on January 1, 1995. The unaudited condensed pro forma balance sheet set forth below is presented as if the sale of the Graham Court Business Park had been consummated December 31,1996. The pro forma financial and operating data are not necessarily indicative of what actual results of operations or the financial position of the Fund would have been, nor does it purport to present the results of operations or financial position for future periods.



N O T E S  T O  F I N A N C I A L  S T A T E M E N T S

             Unaudited Condensed Pro Forma Statements of Operations
                     (in thousands except per share amounts)


                                      FOR THE YEAR ENDED DECEMBER 31
                                                   1996                    1995

Net revenue                                        $837                    $796
Net income                                         $193                     $73
Net income per share,
 Series A common stock                            $0.18                   $0.07

The pro forma statements of operations do not include the related gains on sale of rental property.


                      Unaudited Condensed Pro Forma Balance Sheet
                        (in thousands except per share amounts)

                                                        DECEMBER 31, 1996

 Rental property,
  net of accumulated depreciation                              $4,721
 Other assets                                                   4,083
                                                               $8,804

 Total liabilities                                             $2,894
 Total stockholders' equity                                     5,910
                                                               $8,804






================================================================================
R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N
================================================================================

PROPERTY RESOURCES EQUITY TRUST
for the years ended December 31, 1996, 1995 and 1994 (Dollars in thousands)


       COL A.         COL B.        COL C.            COL D.            COL E.        COL F.        COL G.   COL H.          COL I.
       ------         ------        ------            ------           ------         ------        ------   ------          ------

                                               COST CAPITALIZED
                          INITIAL               SUBSEQUENT TO                 GROSS AMOUNT AT WHICH
                       COST TO FUND              ACQUISITION               CARRIED AT CLOSE OF PERIOD
                                                                                                                          Life on
                                                                                                                          Which
                                                                                                                          Deprecia-
                                                                                                                          tion in
                                                                                                                          Latest
                                   Build-                                  Build-             Accumu-     Date            Oper-
                                    ings                                    ings               lated      of              ations
                                     and      Tenant    Carry-              and               Depre-      cons-    Date   State-
                 Encum-           Improve-   Improve-    ing              Improve-             cia-       truc-    Acqu-  ment is
Description      brances    Land    ments     ments     Costs      Land    ments     Total     tion       tion     ired   Computed

Office Complex
Livermore, CA         -     $397     $2,022       $44       -     $397     $2,066   $2,463       $730  1981     8/86        (2)
Shopping Center
Santa Rosa, CA    2,750    1,702      4,132       151       -    1,702      4,283    5,986      1,265  1986     7/88        (2)
                 -------  ------     ------      -----     ----  ------    ------   ------      -----
                 $2,750   $2,099     $6,154      $195      $-   $2,099     $6,349   $8,449     $1,995
===================================================================================================================================
                                                                                    (1)(3)        (4)


===============================================================================
R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N
===============================================================================

NOTES:

(1) The aggregate cost for federal income tax purposes is $8,449,000.

(2) Depreciation is computed using useful lives of 30-35 years for buildings and improvements, 5 years for furniture and fixtures and the life of the related lease for tenant improvements.

(3) RECONCILIATION OF REAL ESTATE

In thousands                                                        1996            1995            1994
-------------------------------------------------------------- ------------ ---------------- --------------

Balance at beginning of period                                      $9,536           $9,504         $9,715
Disposition                                                        (1,095)                -              -
Additions during year:
  Improvements to rental property                                        8               32             15
Deductions during year:
  Write-down of rental property                                          -                -          (226)
-------------------------------------------------------------- ------------ ---------------- --------------
Balance at end of period                                            $8,449           $9,536         $9,504
============================================================== ============ ================ ==============

(4) RECONCILIATION OF ACCUMULATED DEPRECIATION

In thousands                                                     1996            1995            1994
-------------------------------------------------------------- ------------ ---------------- --------------

Balance at beginning of period                                      $2,145           $1,912         $1,668
Disposition                                                          (371)                -              -
Depreciation expense for the period                                    221              233            244
-------------------------------------------------------------- ------------ ---------------- --------------
Balance at end of period                                            $1,995           $2,145         $1,912
============================================================== ============ ================ ==============

PROPERTY RESOURCES EQUITY TRUST





DIRECTORS AND OFFICERS                                            AFFILIATIONS

David P. Goss                                                     National Association of Real Estate Investment Trusts
Chief Executive Officer, President and Director
                                                                  Institute of Real Estate Management
David W. Walters
Independent Director                                              Building Owners and Managers Association
                                                                  International
James A. Niles
Independent Director                                              International Council of Shopping Centers

Michael J. McCulloch                                              National Association of Industrial and Office Parks
Executive Vice President
                                                                  NUMBER OF STOCKHOLDERS
Martin L. Flanagan
Vice President - Finance and Chief Financial                      At December 31, 1996, Stockholders of record
 Officer                                                          numbered 1,169.

Richard S. Barone                                                 REPORT ON FORM 10-K
Secretary
                                                                  Stockholders may obtain a copy of the Fund's Annual
EXECUTIVE OFFICES                                                 Report on Form 10-K to the Securities and Exchange
                                                                  Commission for the year ended December 31, 1996, by
Property Resources Equity Trust                                   writing to:
777 Mariners Island Boulevard
San Mateo, California  94404                                      Property Resources Equity Trust
(415) 312-3000                                                    P.O. Box 7777
                                                                  San Mateo, CA 94403-7777
INDEPENDENT ACCOUNTANTS

Coopers & Lybrand L.L.P.
San Francisco, California

ANNUAL MEETING

Stockholders are invited to attend the Annual Stockholders' Meeting which will be held at 3 p.m. on Thursday, June 5, 1997, at the Fund's executive offices.









                         PROPERTY RESOURCES EQUITY TRUST
                                  P.O. Box 7777
                            777 Mariners Island Blvd.
                            San Mateo, CA 94403-7777
                        Fund Information: (800) 342-5236
                 Shareholder Account Information: (800) 632-2350