Form 10-Q
period 1997-03-31
PROPERTY RESOURCES EQUITY TRUST
filed 1997-05-15
CIK 765195

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   March 31, 1997
                                     -------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from         to
                                      ------------------

      Commission file number     0-15880
                              --------------------------

                         Property Resources Equity Trust
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                  95-3959770
             ------------------------------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)


                P. O. Box 7777, San Mateo, California 94403-7777
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code  (415) 312-2000
                                                          ----------------

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

Shares of Series A Common Stock Outstanding as of March 31, 1997:  1,090,064
Shares of Series B Common Stock Outstanding as of March 31, 1997:      1,000



                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         PROPERTY RESOURCES EQUITY TRUST

                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)


(Dollars in thousands, except per share amounts)                1997      1996
--------------------------------------------------------------------------------
ASSETS:
Rental property:
  Land                                                         $1,702    $2,099
  Buildings and improvements                                    4,181     6,215
  Tenant improvements                                             102       135
  Furniture and fixtures                                            -         -
--------------------------------------------------------------------------------
                                                                5,985     8,449

  Less: accumulated depreciation                                1,301     1,995
--------------------------------------------------------------------------------
                                                                4,684     6,454

Cash and cash equivalents                                       2,885       772
Mortgage-backed securities, available for sale                    171       173
Deferred rent receivable                                           42        77
Note receivable                                                   731       736
Other assets                                                      206       162
--------------------------------------------------------------------------------

   Total assets                                                $8,719    $8,374
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Note payable                                                   $2,850    $2,750
Tenants' deposits and other liabilities                            27        59
--------------------------------------------------------------------------------

   Total liabilities                                            2,877     2,809
--------------------------------------------------------------------------------

Stockholders' equity:
Common  stock,  Series  A,  without  par  value,
  stated  value  $10 per  share;
 10,000,000 shares authorized; 1,090,064 shares issued
 and outstanding in 1997 and 1996                              9,384     9,384
Common stock, Series B, without par value,
 stated value $10 per share; 1,000 shares
 authorized, issued and outstanding in 1997
 and 1996                                                         10        10
Unrealized loss on mortgage-backed securities                   (12)      (11)
Retained earnings (deficit)                                  (3,540)   (3,818)
--------------------------------------------------------------------------------

   Total stockholders' equity                                  5,842     5,565
--------------------------------------------------------------------------------

   Total liabilities and stockholders' equity                 $8,719    $8,374
================================================================================




  The accompanying notes are an intregal part of these financial statements.





                         PROPERTY RESOURCES EQUITY TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                            Three Months Ended
                                                            March 31   March 31
(Dollars in thousands,  except per share amounts)              1997       1996
--------------------------------------------------------------------------------

Revenue:

  Rent                                                         $172       $281
  Interest                                                       24         10
  Dividends                                                      10          1
  Gain on sale of rental property                               370          -
--------------------------------------------------------------------------------

    Total revenue                                               576        292
--------------------------------------------------------------------------------

Expenses:

  Interest                                                       45         41
  Depreciation and amortization                                  61         62
  Operating                                                      47         86
  Related party                                                  25         23
  General and administrative                                     22         16
--------------------------------------------------------------------------------

    Total expenses                                              200        228
--------------------------------------------------------------------------------

Net income                                                     $376        $64
================================================================================



Net income per share of Series A common stock                  $.35       $.06
================================================================================


Dividends per share of Series A common stock                   $.09      $ .09
================================================================================



  The accompanying notes are an intregal part of these financial statements.





                         PROPERTY RESOURCES EQUITY TRUST

                            STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)




(Dollars in thousands)                                      1997          1996
--------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                  $376           $64
--------------------------------------------------------------------------------

Adjustments to reconcile net income to net
 cash  provided  by  operating
  activities:
   Depreciation and amortization                              61            62
   (Increase) decrease in deferred
     rent receivable                                          35            (4)
   Increase in other assets                                  (58)          (23)
   Increase (decrease) in tenants'
     deposits and other liabilities                          (32)           23
   Gain on sale of rental property                          (370)            -
--------------------------------------------------------------------------------

                                                            (364)           58
--------------------------------------------------------------------------------

Net cash provided by operating activities                     12           122
--------------------------------------------------------------------------------

Cash flow from investing activities:
   Origination of note payable                             2,850             -
   Principal received on note receivable                       5             -
   Improvements to rental property                             -            (7)
   Proceeds from sale of rental property                   2,093             -
   Disposition of mortgage-backed
     securities                                                1             1
--------------------------------------------------------------------------------

Net cash provided by (used in)
  investing activities                                     4,949            (6)
--------------------------------------------------------------------------------

Cash flow from financing activities:
   Principal payments on note payable                    (2,750)             -
   Distributions paid                                       (98)           (98)
--------------------------------------------------------------------------------

Net cash used in financing activities                    (2,848)           (98)
--------------------------------------------------------------------------------

Net increase in cash and cash equivalents                  2,113            18

Cash and cash equivalents,
 beginning of period                                         772           612
--------------------------------------------------------------------------------

Cash and cash equivalents,
 end of period                                            $2,885          $630
================================================================================



   The accompanying notes are an intregal part of these financial statements.





                         PROPERTY RESOURCES EQUITY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 1- BASIS OF PRESENTATION

The accompanying financial statements of Property Resources Equity Trust (the "Fund") have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Fund's 1996 Annual Report on Form 10-K has been omitted

NOTE 2 - NOTE PAYABLE

On March 3, 1997, the note payable collateralized by the Good Guys Plaza Shopping Center was repaid from the proceeds of a new note payable. The new note payable, which is also collateralized by the property and matures in 2022, requires monthly payments of principal and interest at 8.8% until 2007, at which time the interest rate increases to at least 13.8% under an adjustment formula defined in the note agreement.

NOTE 3 - SALE OF RENTAL PROPERTY

On March 4, 1997, the Fund sold the Graham Court Business Park to an unaffiliated buyer for a total sales price of $2,200,000 resulting in net cash proceeds to the Fund of $2,093,000. In connection with the sale, the Fund recognized a gain of $370,000.

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the three month period ended March 31, 1997, interest paid amounted to $45,000.




                         PROPERTY RESOURCES EQUITY TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

Results of Operations

Comparison of the three month periods ended March 31, 1997 and 1996

Total revenue for the three month period ended March 31, 1997 increased $284,000 or 97%, from $292,000 in 1996 to $576,000 in 1997. The increase in total revenue was primarily due to gain on sale of rental property as a result of the sale of the Graham Court Office Building. Rental revenue at the remaining property of the Fund decreased $6,000 compared to the same period in 1996 as a result of the refund of the prior year property taxes, insurance and operating expense reimbursements. For the three month period ended March 31, 1997 interest income increased $14,000 compared to the same period in 1996 as a result of the note receivable relating to the sale of the Agora Office Building.

Total expenses for the three month period ended March 31, 1997 decreased $28,000, or 12%, from $228,000 in 1996 to $200,000 in 1997. The decrease in total expenses was primarily due to a decrease in operating expenses as a result of the sale of the Agora Office Building and to a refund of prior year property taxes at the Good Guys Plaza. The decrease was offset by increases in interest and accounting expenses.

Net income for the three month period ended March 31, 1997 increased $312,000 as compared to the same period in 1996. The increase in net income was primarily due to the gain recognized on sale of rental property of $370,000 and interest income earned on the note receivable of $14,000 partially offset by a $70,000 decrease in net income (decrease in operating expenses of $39,000 and rental revenue of $109,000) primarily resulting from the sale of the Agora Office Building in April 1996 and Graham Court Business Park, in March 1997.

Liquidity and Capital Resources

At March 31, 1997, cash and cash equivalents totaled $2,885,000 and investments in mortgage-backed securities totaled $171,000.

The Fund's principal sources of capital for the acquisition and renovation of property and for working capital reserves have been proceeds from the initial offering of its common stock and from cash flow after payment of distributions.

On March 3, 1997, the note payable collateralized by the Good Guys Plaza Shopping Center was repaid from the proceeds of a new note payable. The new note payable, which is also collateralized by the property and matures in 2022, requires monthly payments of principal and interest at 8.8% until 2007, at which time the interest rate increases to at least 13.8% under an adjustment formula defined in the note agreement.

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




                         PROPERTY RESOURCES EQUITY TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (Continued)


Cash Distribution Policy
Distributions are declared quarterly at the discretion of the Board of Directors. The Fund's present distribution policy is to at least annually evaluate the current distribution rate in light of anticipated tenant turnover over the next two or three years, the estimated level of associated improvements and leasing commissions, planned capital expenditures, any debt service requirements and the Fund's other working capital requirements. After balancing these considerations, and considering the Fund's earnings and cash flow, the level of its liquid reserves and other relevant factors, the Fund seeks to establish a distribution rate which:

       i)   provides a stable  distribution  which is  sustainable
           despite  short  term   fluctuations  in  property  cash
           flows;
       ii)  maximizes   the  amount  of  cash  flow  paid  out  as
           distributions   consistent   with  the   above   listed
           objective; and
       iii)complies with the Internal Revenue Code requirement that a REIT annually pay out as distributions not less than 95% of its taxable income.

During  the  three-month   period  ended  March  31,  1997,  the  Fund  declared
distributions totaling $98,000.




                         PROPERTY RESOURCES EQUITY TRUST

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Not applicable

(b)   Reports on Form 8-K

     During the quarter ended March 31, 1997, the Registrant filed a report dated March 19, 1997, (date of earliest event reported) on Form 8-K with respect to the sale of the Graham Court Business Park.



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


                                    Date: May 14, 1997