Form 10-Q
period 1997-06-30
PROPERTY RESOURCES EQUITY TRUST
filed 1997-08-14
CIK 765195

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 1997
                              --------------------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 TO
                               -------------------------------------------------

Commission file number                0-15880
                     -----------------------------------------------------------

                           PROPERTY RESOURCES EQUITY TRUST
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          CALIFORNIA                                       95-3959770
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

 P. O. BOX 7777,  SAN MATEO, CALIFORNIA                 94403-7777
--------------------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code   (650) 312-2000
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

Shares of Series A Common Stock Outstanding as of June 30, 1997:  1,090,055
Shares of Series B Common Stock Outstanding as of June 30, 1997:      1,000


                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                       PROPERTY RESOURCES EQUITY TRUST

                                BALANCE SHEETS

                     JUNE 30, 1997 AND DECEMBER 31, 1996

                                 (Unaudited)

(Dollars in thousands, except per share amounts)              1997        1996
-------------------------------------------------------------------------------
ASSETS:
Rental property:

  Land                                                      $1,702      $2,099
  Buildings and improvements                                 4,181       6,215
  Tenant improvements                                          107         135
-------------------------------------------------------------------------------
                                                             5,990       8,449

  Less: accumulated depreciation                             1,337       1,995
-------------------------------------------------------------------------------
                                                             4,653       6,454

Cash and cash equivalents                                      388         772
Mortgage-backed securities, available for sale                 173         173
Deferred rent receivable                                        47          77
Note receivable                                                726         736
Other assets                                                   212         162
-------------------------------------------------------------------------------

   Total assets                                             $6,199      $8,374
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Note payable                                                $2,843      $2,750
Tenants' deposits and other liabilities                         65          59
-------------------------------------------------------------------------------

   Total liabilities                                         2,908       2,809
-------------------------------------------------------------------------------

Stockholders' equity:

Common stock, Series A, without par value,
 stated value $10 per share; 10,000,000
 shares authorized; 1,090,055 shares issued
 and outstanding in 1997 and 1996                            9,384       9,384

Common stock, Series B, without par value,
 stated value $10 per share; 1,000 shares
 authorized, issued and outstanding in 1997
 and 1996                                                       10          10

Unrealized loss on mortgage-backed securities                  (9)        (11)
Retained earnings (deficit)                                (6,094)     (3,818)
-------------------------------------------------------------------------------

   Total stockholders' equity                                3,291       5,565
-------------------------------------------------------------------------------

   Total liabilities and
    stockholders' equity                                    $6,199      $8,374
===============================================================================



  The accompanying notes are an intregal part of these financial statements.



                       PROPERTY RESOURCES EQUITY TRUST

                           STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                            JUNE 30   June 30   JUNE 30  June 30

(Dollars in thousands,
 except per share amounts)                   1997      1996       1997     1996
--------------------------------------------------------------------------------

REVENUE:

  Rent                                       $199      $258       $371     $539
  Interest                                     23        17         47       27
  Dividends                                    29         1         39        2
  Gain on sale of rental property               -        88        370       88
--------------------------------------------------------------------------------

    Total revenue                             251       364        827      656
--------------------------------------------------------------------------------

EXPENSES:

  Interest                                     83        46        129       89
  Depreciation and amortization                39        70         99      130
  Operating                                    33        68         80      154
  Related party                                44        23         69       46
  General and administrative                   12        21         34       37
--------------------------------------------------------------------------------

    Total expenses                            211       228        411      456
--------------------------------------------------------------------------------

NET INCOME                                    $40      $136       $416     $200
================================================================================



Net income per share of
 Series A common stock                       $.04      $.12       $.38     $.18
================================================================================


Dividends per share of
 Series A common stock                      $2.38      $.09      $2.47    $ .18
================================================================================





  The accompanying notes are an intregal part of these financial statements.




                       PROPERTY RESOURCES EQUITY TRUST

                           STATEMENTS OF CASH FLOWS

            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

                                 (Unaudited)

(Dollars in thousands)                                          1997      1996
-------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                      $416      $200
-------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                 106       132
   Decrease in deferred rent receivable                           30         2
   (Increase) decrease in other assets                          (73)        35
   Increase in tenants' deposits
    and other liabilities                                          6        53
   Gain on sale of rental property                             (370)      (88)
-------------------------------------------------------------------------------
                                                               (301)       134
-------------------------------------------------------------------------------
Net cash provided by operating activities                        115       334
-------------------------------------------------------------------------------

Cash flow from investing activities:

   Origination of note payable                                 2,850         -
   Origination of note receivable                                  -     (750)
   Principal received on note receivable                          10         5
   Improvements to rental property                               (5)       (7)
   Proceeds from sale of rental property                       2,093       643
   Disposition of mortgage-backed securities                       2         2
-------------------------------------------------------------------------------

Net cash provided by (used in)
 investing activities                                          4,950     (107)
-------------------------------------------------------------------------------

Cash flow from financing activities:

   Principal payments on note payable                        (2,757)         -
   Distributions paid                                        (2,692)      (98)
-------------------------------------------------------------------------------

Net cash used in financing activities                        (5,449)      (98)
-------------------------------------------------------------------------------

Net (decrease) increase in cash
 and cash equivalents                                          (384)       129

Cash and cash equivalents,
 beginning of period                                             772       612
-------------------------------------------------------------------------------
Cash and cash equivalents,
 end of period                                                  $388      $741
===============================================================================

  The accompanying notes are an intregal part of these financial statements.



                       PROPERTY RESOURCES EQUITY TRUST

                        NOTES TO FINANCIAL STATEMENTS

                              JUNE 30, 1997

NOTE 1- BASIS OF PRESENTATION

The accompanying financial statements of Property Resources Equity Trust (the "Fund") have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Fund presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Fund's 1996 Annual Report on Form 10-K has been omitted.

Certain  1996  amounts  have  been   reclassified   to  conform  to  the  1997
presentation. Such reclassifications had no effect on previously reported results.

NOTE 2 - BUSINESS ACTIVITY

As of June 30, 1997, the Fund had one remaining property in its portfolio, Good Guys Shopping Center. Management currently intends to dispose of the Good Guys Plaza Shopping Center and, in that regard, expects to commence marketing activity in 1998. At June 30, 1997, management estimates that the net realizable value of the property approximates its carrying value;
however, there can be no assurance that the eventual sales price of the property will not result in a loss or that a sale will be consummated.

NOTE 3 - NOTE PAYABLE

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

NOTE 4 - SALE OF RENTAL PROPERTY

On March 4, 1997, the Fund sold the Graham Court Business Park to an unaffiliated buyer for a total sales price of $2,200,000 resulting in net cash proceeds to the Fund of $2,093,000. In connection with the sale, the Fund recognized a gain of $370,000.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the six month period ended June 30, 1997, interest paid amounted to $122,000.



                       PROPERTY RESOURCES EQUITY TRUST

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

Total revenue for the six month period ended June 30, 1997 increased $171,000 or 26%, from $656,000 in 1996 to $827,000 in 1997. The increase in total revenue was primarily due to gain on sale of rental property as a result of the sale of the Graham Court Office Building. Rental revenue for the remaining property of the Fund increased $12,000 compared to the same period in 1996 which resulted from an increase in the average occupancy rate at the Good Guys Plaza. The average occupancy rate at the Good Guys Plaza increased from 94% in 1996 to 96% in 1997. For the six month period ended June 30, 1997 interest income increased $20,000 compared to the same period in 1996 as a result of the note receivable relating to the sale of the Agora Office Building. Dividend income increased $37,000 in 1997 when compared to the same period in 1996 as a result of an increase in the average investment balance. The increase in the average investment balance was due to the proceeds received from the sale of the Graham Court Business Park in March, 1997.

Total expenses for the six month period ended June 30, 1997 decreased $45,000, or 10%, from $456,000 in 1996 to $411,000 in 1997. The decrease in total expenses was primarily due to a decrease in operating expenses as a result of the sale of the Agora Office Building and Graham Court Business Park. The decrease was partially offset by an increase in interest expense resulting from the refinancing of the note payable for Good Guys Shopping Center.

Net income for the six month period ended June 30, 1997 increased $216,000 as compared to the same period in 1996. The increase in net income was primarily due to the gain recognized on sale of rental property of $280,000 partially offset by a $63,000 decrease in net income (decrease in depreciation and amortization of $26,000, operating expenses of $74,000, general and administrative of $5,000 and rental revenue of $168,000) primarily resulting from the sale of the Agora Office Building in April 1996 and Graham Court Business Park, in March 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, cash and cash equivalents totaled $388,000 and investments in mortgage-backed securities totaled $173,000.

As of June 30, 1997, the Fund had one remaining property in its portfolio, Good Guys Shopping Center. Management currently intends to dispose of the Good Guys Plaza Shopping Center and, in that regard, expects to commence marketing activity in 1998. At June 30, 1997, management estimates that the net realizable value of the property approximates its carrying value;
however, there can be no assurance that the eventual sales price of the property will not result in a loss or that a sale will be consummated.

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

During  the  six-month   period  ended  June  30,  1997,   the  Fund  declared
distributions totaling $2,692,000.




                       PROPERTY RESOURCES EQUITY TRUST

                         PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Not applicable

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.



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

                                    Date:    AUGUST 13, 1997