Form 10-Q
period 1997-09-30
PROPERTY RESOURCES EQUITY TRUST
filed 1997-11-14
CIK 765195

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 1997

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ TO ____________________________


Commission file number   0-15880
                       ---------------------------------------------------------

                         PROPERTY RESOURCES EQUITY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        CALIFORNIA                                             95-3959770
--------------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)


  P.O. BOX 7777, SAN MATEO, CALIFORNIA                           94403-7777
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code  (650) 312-2000
                                                   -----------------------------


                                      N/A
--------------------------------------------------------------------------------
    Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



Shares of Series A Common Stock Outstanding as of September 30, 1997: 1,090,052

Shares of Series B Common Stock Outstanding as of September 30, 1997: 1,000




                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         PROPERTY RESOURCES EQUITY TRUST

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)


(Dollars in thousands, except per share amounts)                1997     1996
--------------------------------------------------------------------------------
ASSETS:
Rental property:
  Land                                                         $1,702   $2,099
  Buildings and improvements                                    4,181    6,215
  Tenant improvements                                             107      135
--------------------------------------------------------------------------------
                                                                5,990    8,449

  Less: accumulated depreciation                                1,373    1,995
--------------------------------------------------------------------------------
                                                                4,617    6,454

Cash and cash equivalents                                         327      772
Mortgage-backed securities, available for sale                    138      173
Deferred rent receivable                                           53       77
Note receivable                                                   722      736
Other assets                                                      268      162
--------------------------------------------------------------------------------

   Total assets                                                $6,125   $8,374
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Note payable                                                   $2,837   $2,750
Tenants' deposits and other liabilities                            47       59
--------------------------------------------------------------------------------

   Total liabilities                                            2,884    2,809
--------------------------------------------------------------------------------

Stockholders' equity:
Common stock, Series A, without par value,
 stated value $10 per share; 10,000,000
 shares authorized; 1,090,052 shares issued
 and outstanding in 1997 and 1996                               9,384    9,384
Common stock, Series B, without par value,
 stated value $10 per share; 1,000 shares
 authorized, issued and outstanding in 1997
 and 1996                                                          10       10
Unrealized loss on mortgage-backed securities                     (8)     (11)
Retained earnings (deficit)                                   (6,145)  (3,818)
--------------------------------------------------------------------------------

   Total stockholders' equity                                   3,241    5,565
--------------------------------------------------------------------------------

   Total liabilities and stockholders' equity                  $6,125   $8,374
================================================================================




   The accompanying notes are an intregal part of these financial statements.




                         PROPERTY RESOURCES EQUITY TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                  SEPTEMBER   September  SEPTEMBER   September
                                        30,         30,        30,         30,
(Dollars in thousands,
 except per share amounts)             1997        1996       1997        1996
-------------------------------------------------------------------------------

REVENUE:

  Rent                                 $160        $264       $531        $803
  Interest                               19          23         66          50
  Dividends                               -           3         39           5
  Gain on sale of rental property         -           -        370          88
-------------------------------------------------------------------------------

    Total revenue                       179         290      1,006         946
-------------------------------------------------------------------------------

EXPENSES:

  Interest                               70          49        199         136
  Depreciation and amortization          39          58        138         190
  Operating                              31           8        111         162
  Related party                          19          23         88          69
  General and administrative              5           5         39          42
-------------------------------------------------------------------------------

    Total expenses                      164         143        575         599
-------------------------------------------------------------------------------

NET INCOME                              $15        $147       $431        $347
===============================================================================



Net income per share
 of Series A common stock              $.02        $.13       $.40        $.32
===============================================================================


Dividends per share
 of Series A common stock              $.06        $.09      $2.53        $.27
===============================================================================




   The accompanying notes are an intregal part of these financial statements.




                         PROPERTY RESOURCES EQUITY TRUST

                            STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)



(Dollars in thousands)                                              1997  1996
--------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                          $431  $347
--------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                     151   190
   Decrease in deferred rent receivable                               24   (2)
   (Increase) decrease in other assets                             (138)  (30)
   Increase in tenants' deposits and other liabilities              (12)  (34)
   Gain on sale of rental property                                 (370)  (88)
--------------------------------------------------------------------------------

                                                                   (345)    36
--------------------------------------------------------------------------------

Net cash provided by operating activities                             86   383
--------------------------------------------------------------------------------

Cash flow from investing activities:
   Origination of note receivable                                      - (750)
   Principal received on note receivable                              14     9
   Improvements to rental property                                   (5)   (7)
   Proceeds from sale of rental property                           2,093   812
   Disposition of mortgage-backed securities                          38     3
--------------------------------------------------------------------------------

Net cash provided by investing activities                          2,140    67
--------------------------------------------------------------------------------

Cash flow from financing activities:
   Borrowings under notes payable                                  2,850     -
   Principal payments on note payable                            (2,763)     -
   Distributions paid                                            (2,758) (294)
--------------------------------------------------------------------------------

Net cash used in financing activities                            (2,671) (294)
--------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents               (445)   156

Cash and cash equivalents, beginning of period                       772   612
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period                            $327  $768
================================================================================




   The accompanying notes are an intregal part of these financial statements.




                         PROPERTY RESOURCES EQUITY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Property Resources Equity Trust (the "Fund") have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentations. These financial statements should be read in conjunction with the Fund's audited financial statements for the year ended December 31, 1996.

NOTE 2 - BUSINESS ACTIVITY

As of September 30, 1997, the Fund had one remaining property in its portfolio, Good Guys Shopping Center. Management currently intends to dispose of the Good Guys Plaza Shopping Center and, in that regard, expects to commence marketing activity in 1998. At September 30, 1997, management estimates that the net realizable value of the property approximates its carrying value; however, there can be no assurance that the eventual sales price of the property will not result in a loss or that a sale will be consummated.

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

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the nine month period ended September 30, 1997, interest paid amounted to $186,000.

NOTE 6 - SUBSEQUENT EVENTS

On November 12, 1997, the board of directors of the Fund held a special meeting to discuss certain offers for the purchase of Good Guys Plaza Shopping Center and an offer to tender for the shares of the Fund. The board of directors voted to commence negotiations with the entity proposing the tender offer. There is no assurance that the negotiations will result in a completed transaction.




                         PROPERTY RESOURCES EQUITY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE- AND NINE-MONTH  PERIODS ENDED  SEPTEMBER 30, 1997 AND
1996

Total revenue for the three-month period decreased $111,000 or 38% primarily as a result of a decrease in rental revenue due to the sale of the Graham Court Business Park in March, 1997. Total revenue for the nine-month period ended September 30, 1997 increased $60,000 or 6% when compared to the same period in 1996 primarily due to the gain on sale of rental property as a result of the sale of the Graham Court Business Park. Interest and dividend revenue for the three-month period ended September 30, 1997 decreased slightly when compared to the same period in 1996 as a result of lower average investment balances for the period. For the nine month period ended September 30, 1997 interest and dividend revenue increased $50,000 compared to the same period in 1996 as a result of interest earned on the note receivable relating to the sale of the Agora Office Building in April 1996 and dividends earned from an increase in the average investment balance as a result of proceeds received from the sale of the Graham Court Business Park in March, 1997. The sale proceeds were subsequently distributed to the shareholders in June 1997.

Total expenses for the three-month period increased $21,000, or 15% primarily as a result of an increase in interest as a result of the refinancing of the note payable collateralized by the property Good Guys Shopping Center and an increase in operating expenses due to a refund of prior year property taxes at the Good Guys Plaza in 1996. Total expenses for the nine month period ended September 30, 1997 decreased $24,000, or 4%, from $599,000 in 1996 to $575,000 in 1997. The decrease in total expenses was primarily due to a decrease in operating expenses and depreciation and amortization as a result of the sale of the Agora Office Building and Graham Court Business Park. The decrease was partially offset by an increase in interest expense resulting from the refinancing of the note payable for Good Guys Shopping Center.

Net income for the three-month period decreased $132,000 primarily due to a decrease in rental revenue as a result of the sale of Graham Court Business Park in March 1997. Net income for the nine month period ended September 30, 1997 increased $84,000 as compared to the same period in 1996 primarily as a result of the recognized gain on sale of Graham Court Business Park which was partially offset by an increase in interest expense resulting from the refinancing of the note payable for Good Guys Shopping Center.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, cash and cash equivalents aggregated $327,000 which the Fund believes is adequate to meet its short-term operating cash requiremnets.

Net cash provided by operating activities decreased $297,000 when compared to the same period in 1996. The decrease in cash flow from operating activities is attributable to the Fund having one remaining property in its portfolio after the sale the sale of the Agora Office Building in April 1996 and Graham Court Business Park in March 1997.

Cash flows provided by investing activities increased $2,073,000 when compared to the same period in 1996 primarily as a result of proceeds received from the sale of Graham Court Business Park.




                         PROPERTY RESOURCES EQUITY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash flows used in financing activities increased $2,377,000 primarily as a result of cash distributions paid to shareholders from the sale proceeds of Graham Court Business Park.

As of September 30, 1997, the Fund had one remaining property in its portfolio. At September 30, 1997, management estimates that the net realizable value of the property approximates its carrying value; however, there can be no assurance that the eventual sales price of the property will not result in a loss or that a sale will be consummated.

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

During the nine-month period ended September 30, 1997, the Fund declared distributions totaling $2,758,000.




                         PROPERTY RESOURCES EQUITY TRUST

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Not applicable

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.




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


                                    Date:   NOVEMBER 13, 1997