Form 10-K
period 1997-12-31
PROPERTY RESOURCES EQUITY TRUST
filed 1998-03-31
CIK 765195

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1997. Commission File 0-15880

--------------------------------------------------------------------------------

                         PROPERTY RESOURCES EQUITY TRUST
             (Exact Name of Registrant as Specified in its Charter)

California                              94-3959770
--------------------------------------------------------------------------------
(State or other jurisdiction or         (I.R.S. Employer Identification number)
incorporation or organization)

P.O. Box 7777, San Mateo, CA            (650) 312-5824
94403-7777
--------------------------------------------------------------------------------
(Address of principal and executive     Registrant's telephone number, including
Office)                                 Area Code

Securities registered pursuant to Section 12(b) of Act:        None

Securities registered pursuant to Section 12(g) of Act:

                              Title of each class

                              Common Stock Series A
                              -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes     X       No
                                                   ----   ----     ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part
III of this Form 10-K or any amendment to this Form 10-K.      X
                                                              ----

At March 27,1998, 1,089,472 shares of the registrant's Series A common stock were held by non-affiliates of the registrant. No market for the shares currently exists and therefore a market value cannot be determined.

Indicate the number of shares outstanding of each of the issuer's classes of common stock at December 31, 1997: 1,090,052 shares of Series A common stock and 1,000 shares of Series B common stock.

Documents Incorporated by Reference - Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on June 3, 1998, are incorporated by referenced in Parts I, II, III and IV.


                                     PART 1

Item 1. BUSINESS

In addition to the information set forth below, the information required by this Item is incorporated by reference from Page 4 of the Property Resources Equity Trust's (the "Company's") 1997 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13.

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

Such inspection reports, however, do not necessarily reveal all hazardous substances or sources thereof, and substances not considered hazardous when a property is acquired may subsequently be classified as such by amendments to local, state, and federal laws, ordinances, and regulations. If it is ever determined that hazardous substances on or in a Company property must be removed or the release of such substances remediated, the Company could be required to pay all costs of any necessary clean-up work, although under certain circumstances, claims against other responsible parties could be made by the Company. The Company could also experience lost revenues during any such cleanup, or lower lease rates, decreased occupancy or difficulty selling or borrowing against the affected property either prior to or following any such clean-up. The Company is not aware of any hazardous substances on or in its properties and it has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with the environmental condition of any of its properties.

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

The Company's only business consists of the real estate investment activity described above. Therefore, information about industry segments is not applicable. The business is not seasonal. At December 31, 1997, the Company did not have any employees.


Item 2. PROPERTIES

The information required by this Item is incorporated by reference from Page 3 through 6 of the Registrant's 1997 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13.


Item 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company is a party or which any of its property is the subject, required to be reported hereunder. From time to time, the Company may be a party to ordinary routine litigation incidental to its business.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.


                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

In addition to the information set forth below, the information required by this Item is incorporated by reference from Page 6 of the Company's 1997 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13.

There are no restrictions on sales or purchases of the Company's Series A common stock other than those that may be imposed by any applicable federal or state securities laws or by the Company's Articles of Incorporation or Bylaws with respect to maintaining the Company's status as a qualified real estate investment trust under applicable tax rules and regulations.

The Company is a REIT and elected REIT status commencing with the 1988 tax year pursuant to the provisions of the Internal Revenue Code (the "Code") and applicable state income tax law. Under those provisions, the Company will not be subject to income tax on that portion of its taxable income, which is distributed annually to Stockholders, if at least 95% of its taxable income (which term excludes capital gains) is distributed and if certain other conditions are met. During such time as the Company qualifies as a REIT, the Company intends to make quarterly cash dividends to the Stockholders aggregating on an annual basis at least 95% of its taxable income.

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


Item 6. SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from Page 3 of the Company's 1997 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference from Pages 8 through 10 of the Company's 1997 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from Pages 12 through 22 of the Company's 1997 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13


Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

Certain information required by Part III is omitted from this report in that the Company has been subject to the reporting requirements of Section 13 of the Exchange Act for the preceding 12 months, and will file a definitive Proxy Statement, pursuant to Regulation 14a (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and the information included therein is incorporated herein by reference.


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND THE ADVISOR

The information required by this Item is incorporated by reference to the Company's Proxy Statement.


Item 11. EXECUTIVE COMPENSATION

No direct compensation has been paid by the Company to directors and officers of the Company or the Company's advisor, Property Resources, Inc. (the "Advisor") except that the Independent Directors received approximately $9,400 for attending meetings during the year ended December 31, 1997. The Company has no annuity, pension or retirement plans or any existing plans or arrangement under which payments have or would in the future be made to any director or officer. The Company pays certain fees to and reimburses certain expenses of the Advisor as described in Item 13.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person or group of persons is known by the Company to beneficially own more than 5% of the outstanding common stock. As of December 31, 1997, no directors or officers of the Company owned any shares of the Company.

The Company is unaware of any arrangement which may at a subsequent date result in a change in control of the Company.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into an agreement with the Advisor to administer the day-to-day operations of the Company. Under the terms of the agreement, which is renewable annually, the Advisor will receive a fee equal to 5% of the total amount distributed to the Stockholders. The fee is not payable in regard to distributions from the sale or refinancing of property. Management advisory fees for 1997 amounted to $38,000. The agreement also provides for the following compensation and payments to the Advisor and its affiliates:

      Reimbursement  of  certain   administrative   costs  and  expenses
      incurred on behalf of the Company of $24,000 in 1997.

      Acquisition and investment advisory fees to exceed in the aggregate, 13% of offering proceeds for services rendered in connection with the investigation, selection or acquisition of property. No such fees were paid in 1997.

      Subordinated sales commissions of 5% of the gross selling price of Company property. No commissions were paid in 1997.

      Subordinated disposition fee of 15% of net proceeds, as defined, from the sale or refinancing of Company property. No such fees were paid in 1997.

      Subordinated commissions and fees are payable to the Advisor provided the stockholders have received cumulative distributions equal to their original equity plus an 8% per annum cumulative return. No such commissions or fees were paid to the Advisor in 1997.

      An affiliate of the Advisor is entitled to receive fees for property management and other property related services. In 1997, the affiliate was paid $28,000 for property management services and $5,000 for leasing services.

      An affiliate of the Advisor is entitled to receive underwriting commissions on shares sold to stockholders, net of payments made to unaffiliated broker-dealers. No such commissions were paid in 1997.

      An affiliate of the Advisor is entitled to receive a stockholder services fee for providing services as the Company's transfer agent and registrar and for providing other related stockholder services. The affiliate was paid $18,000 in 1997 for these services.

On July 16, 1993, Franklin/Templeton Investor Services, Inc., an affiliate of the Advisor, assumed responsibility as the Company's transfer agent and registrar for the Company's Series A common stock. At December 31, 1997, and 1996, cash equivalents included $3,000 and $2,000 invested in Franklin Money Fund and $416,000 and $229,000 invested in Institutional Fiduciary Trust, respectively. Both are managed by an affiliate of the Advisor. For the year ended December 31, 1997, dividends earned on these investments amounted to $44,000.

David P. Goss, Richard S. Barone and David N. Popelka who are officers of the Company, are also officers of the Advisor.


                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)   1.    The  following  financial  statements  are  included  on the pages indicated of the 1997 Annual Report and incorporated by reference in Part II, Item 8 and are attached hereto as Exhibit 13.

                                                                       PAGE OF
                                                                   ANNUAL REPORT
                                                                   -------------
            Report of Independent Accountants                              11

            Balance Sheets as of December 1997 and 1996                    12

            Statements of Income for the years ended                       13
              December 31, 1997, 1996 and 1995

            Statements of Stockholders' Equity for the years ended         14
              December 31, 1997, 1996 and 1995

            Statements of Cash Flows for the years ended                   15
              December 31, 1997, 1996 and 1995

            Notes to Financial Statements                               16-20

      2. The supplemental financial statement schedule, Real Estate and Accumulated Depreciation, is incorporated herein by reference on Pages 21 and 22 of the Company's 1997 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13.

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      3.    Exhibits:
            (3.1)   Articles of Incorporation *
            (3.2)   Bylaws *
            (10.1)  Material Contracts - Advisory Agreement *
            (10.2)  Material Contracts - Property Management Agreement
            (11.)   Statement  regarding  computation of earnings per share. See
                    the   Statement   of  Income   included  in  the   Financial
                    Statements.
            (13.)   Annual  Report to  Stockholders  for the  fiscal  year ended
                    December 31, 1997 (to be deemed filed only to the extent required by the instructions to exhibits for report on Form
                    10-K).

            *Documents were filed in the Company's Form S-11 Registration Statement, dated July 16, 1985 (Registration No. 2-96589) and are incorporated herein by reference.

(b)   Reports filed on Form 8-K.

      No reports on Form 8-K were filed by the Company for the quarter ended December 31, 1997.


                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PROPERTY RESOURCES EQUITY TRUST
                               (Registrant)


Date:                          By:  S/DAVID P. GOSS
                                    David P. Goss
                                    Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.


SIGNATURE                    TITLE                           DATE
---------                    -----                           ----


/s/ David P. Goss            Chief Executive Officer
-----------------------                                      -------------------
David P. Goss


/s/ David W. Walters         Director1
-----------------------                                      -------------------
David W. Walters


/s/ James A. Niles           Director1
-----------------------                                      -------------------
James A. Niles






----------------------------
1 Independent Director





                         PROPERTY RESOURCES EQUITY TRUST

                                      1997

                                  ANNUAL REPORT


--------------------------------------------------------------------------------
                               PRESIDENT'S MESSAGE
--------------------------------------------------------------------------------

DEAR STOCKHOLDERS


     As previously announced, Property Resources Equity Trust has entered its liquidation phase. We have commenced marketing for sale the Company's remaining property, Good Guys Plaza Shopping Center. When the property is sold, a liquidating distribution will be made.

     The Company's only other significant asset is a $750,000 note carried back from the sale of the Agora Office Building in 1996. We expect that note to be paid in full at maturity in April 1998.

     Meanwhile, a lease was recently executed at the Good Guys Plaza for the remaining vacant space. The new lease has a four year term. Occupancy at Good Guys Plaza is now 100%.


                                          Very truly yours,

                                          David P. Goss, President




S E L E C T E D  F I N A N C I A L  I N F O R M A T I O N


The following selected financial data for the Company was derived from the audited financial statements of the Company and should be read in conjunction with the financial statements and related notes to follow in this report.



-------------------------------------------------------- ----------- ------------ ----------- -----------
(Dollars in thousands  except per share            1997        1996         1995        1994        1993
amounts)
-------------------------------------------------------- ----------- ------------ ----------- -----------

Total revenues                                     $873      $1,158       $1,138      $1,165      $1,186
Gain on sale of rental property                     368          86            -           -           -
Net income (loss)                                   481         449          231        (47)         140
Per share:
   Net income (loss)                                .44         .41          .21       (.04)         .13
   Dividends declared and paid                     2.59         .36          .28         .30         .30
Number of shares of
  Common stock outstanding                    1,091,052   1,091,064    1,091,067   1,091,067   1,091,067

Balance sheet data:
   Total assets                                   6,085       8,374        8,350       8,396       8,799
   Bond payable                                       -           -            -           -           4
   Note payable                                   2,827       2,750        2,750       2,750       2,750
   Stockholders' equity                           3,234       5,565        5,512       5,568       5,967

Other Data:
  Funds From Operations                             308         611          476         446         421
    Cashflows
         Operating                                  163         500          530         482         397
         Investing                                2,272          52         (31)          27       (317)
         Financing                              (2,746)       (392)        (305)       (331)       (462)

  Total rentable square footage at
the end of period:                               33,968      82,328      105,886     105,886     105,886
Number of properties at end of
period                                                1           2            3           3           3



P R O P E R T Y  R E S O U R C E S  E Q U I T Y  T R U S T

PROPERTY RESOURCES EQUITY TRUST (the "Company") is a corporation formed on February 20, 1985 under the laws of the State of California. The Company is a real estate investment trust ("REIT").

The Company's investment program includes providing its stockholders with a professionally managed diversified portfolio of income-producing equity real estate investments in strategic markets, which represent the potential for current cash flow and for capital appreciation. The Company is a self-liquidating REIT with a finite life.

The Company has entered into an advisory agreement with Property Resources, Inc. (the "Advisor"). Under the terms of the agreement, which is renewable annually, the Advisor manages the day-to-day operations of the Company subject to overall approval of the Board of Directors.

R E A L  E S T A T E  P O R T F O L I O

The Company acquired Graham Court Business Park in August, 1986, the Agora Office Building in September, 1986, and the Good Guys Plaza in July, 1988. The Company sold the Agora Office Building in April 1996 and the Graham Court Business Park in March of 1997. The Company's remaining real estate asset is the Good Guys Plaza.

The property is managed by Continental Property Management Co. ("CPMC"), an affiliate of the Advisor, which performs the leasing and management related services for the properties.

The Company currently carries earthquake insurance coverage for Good Guys Plaza. The Company intends to continue to carry such earthquake insurance to the extent that it is available at economically reasonable prices, although no assurance can be given that such coverage will be available. However, the Company's earthquake insurance coverage may, from time to time, be subject to substantial deductibles.

--------------------------------------------------------------------------------
GOOD GUYS PLAZA SHOPPING CENTER      RETAIL  33,968 SQ. FT.      SANTA ROSA, CA
--------------------------------------------------------------------------------

On July 11, 1988, the Company purchased the Good Guys Plaza Shopping Center ("Good Guys Plaza"), which consists of three free standing buildings located at 1301 Guerneville Road, Santa Rosa, Sonoma County, California. Good Guys Plaza is located just off U.S. Highway 101 on the north side of Santa Rosa. San Francisco lies approximately 52 miles south along Highway 101. Santa Rosa is Sonoma County's county seat and largest city with a population of over 120,000. Completed in 1986, Good Guys Plaza has a total of 153 parking spaces. Construction is concrete block and stucco with aluminum/glass store fronts.

Santa Rosa serves as the center of government and commerce for the county. The county is an important wine making region and tourist destination. Many of Santa Rosa's workers commute south to employment centers in the inner San Francisco Bay region.

Government employment is the largest employer in the county, with manufacturing a close second. The Hewlett Packard Co., which heads up several high-tech firms with facilities in the area, is the largest manufacturing employer in the county. The unemployment rate in Sonoma County fell to 3.1% in December of 1997 from 3.6% a year earlier. A large regional retail center, Coddington Shopping Center, is adjacent to Good Guys Plaza.

The property is subject to a promissory note collateralized by a deed of trust in the amount of $2,827,000. The note is payable in fixed monthly installments representing principal and interest payments over a twenty-five year period. The interest rate on the note is fixed at 8.8% until 2007, at which time the interest rate increases to at least 13.8% under an adjustment formula defined in the note agreement intended to result in a dept repayment in 2007.


R E A L  E S T A T E  P O R T F O L I O

SIGNIFICANT TENANTS

Two tenants provide 10% or more of the Company's current annual base rent at Good Guys Plaza. The Good Guys!, a consumer electronic retailer, located at Good Guys Plaza, leases 10,927 square feet and makes base rental payments of approximately $262,920, or about 45% of current annual base rent at Good Guys Plaza. In December of 1995, the Good Guys! exercised their option to extend the term of their lease five years. Their lease now expires in May of 2001. Wherehouse Entertainment, an audio/video retailer at Good Guys Plaza, leases 7,600 square feet and makes base rental payments of approximately $118,957, or about 20% of current annual base rent at Good Guys Plaza. In July, 1995 their lease was extended and now expires in January of 2001. However, Wherehouse Entertainment filed for protection under Chapter 11 of the Federal Bankruptcy Code (the "Code") on August 2, 1995. Under the Code, Wherehouse Entertainment could have rejected or confirmed its lease with the Company. In December of 1996, Wherehouse Entertainment confirmed and the Bankruptcy Court approved the lease, as amended. Both of these tenants' leases provide for an additional five-year option term and for the tenant to reimburse the Company for an allocated share of property expenses.


PORTFOLIO SUMMARY

At December 31, 1997, Good Guys Plaza was 96% occupied, with a total of 11 leases. The following schedule lists the lease expiration dates and the related annual base rental income as of December 31, 1997.


                                                          LEASE EXPIRATIONS

----------- ------------- ------------- ------------------ -------------------
               No. of                        Current              % of
               Leases        Total           Annual             Current
   Year       Expiring      Sq. Ft.         Base Rent         Annual Rent
----------- ------------- ------------- ------------------ -------------------

   1998          1               1,010             18,408                  3%
   1999          0                   0                  0                  0%
   2000          5               6,005            103,248                 18%
   2001          4              23,403            413,998                 72%
   2003          1               2,080             36,820                  6%

----------- ------------- ------------- ------------------ -------------------

R E A L  E S T A T E  P O R T F O L I O

On December 31, 1997, the Company's portfolio represented 33,968 rentable square feet, compared to 82,328 rentable square feet at December 31, 1996. For the years ended December 31, 1995, 1996 and 1997, the following table shows the number of lease agreements that the Company executed, the rentable square feet covered by the agreements, and the amount of tenant improvements and leasing commissions paid by the Company. The table includes activity at the Agora Office Building and Graham Court during the period owned.

                                                 LEASING ACTIVITY


------------------------ -----------------------------------------------------
             No. of                      Tenant       Leasing
             Leases                   Improvements  Commissions
    Year    Executed       Sq. Ft.        Paid          Paid      Total
------------------------ -----------------------------------------------------

    1995         6        15,783        $6,826       $36,226     $43,052
    1996         5        14,691        $9,022       $35,022     $44,044
    1997         4         4,975        $5,000        $2,241      $7,241

------------------------ -----------------------------------------------------


In 1995, three tenants renewed and/or extended their existing leases at Good Guys Plaza. Two new leases were executed at Graham Court and one at Agora. In addition, two tenants occupying 21,467 square feet exercised lease options at Good Guys Plaza in 1995, although this option activity is not reflected in the Sq. Ft. Column above. In 1996, one new lease was executed at Good Guys Plaza and two tenants renewed their leases at Graham Court. Also in 1996, one new lease was executed and one tenant renewed at the Agora Office Building prior to its sale. In 1997, only four tenants renewed and/or extended their existing leases at Good Guys Plaza and, since Graham Court was sold at the beginning of 1997, no leasing activity occurred there.

At December 31, 1997, the Company's property was 96% leased, which compares to 98% leased at the end of 1996 reflecting the sale of Graham Court, which was 100% occupied at the time of sale. The following tables indicate the occupancy rates for each of the Company's properties and the average rental rates at December 31 of each year in the past five years that the Company has owned the properties:


                            OCCUPANCY RATES
------------- ------------- -------------- ----------------- -------------
                 Agora
                 Office        Graham         Good Guys
    Year        Building        Court           Plaza          Overall
------------- ------------- -------------- ----------------- -------------
                 23,558        48,360           33,968         105,886
                Sq. Ft.        Sq. Ft.         Sq. Ft.         Sq. Ft.
------------- ------------- -------------- ----------------- -------------

    1993          86%                 93%               96%      92%
    1994          61%                 93%               94%      87%
    1995          68%                100%               94%      91%
    1996          Sold               100%               96%      98%
    1997          Sold               Sold               96%      96%

------------- ------------- -------------- ----------------- -------------


R E A L  E S T A T E  P O R T F O L I O

        AVERAGE ANNUAL RENTAL RATES/SQ. FT.
---------- ------------ -------------- -------------
              Agora                        Good
             Office        Graham          Guys
  Year      Building        Court         Plaza
---------- ------------ -------------- -------------

  1993       $10.46         $5.32         $17.41
  1994       $10.35         $5.47         $17.64
  1995       $10.91         $5.45         $17.60
  1996        Sold          $5.89         $18.02
  1997        Sold          Sold          $18.03
---------- ------------ -------------- -------------


T R A D I N G,  M A R K E T  A N D  D I V I D E N D  I N F O R M A T I O N

No public trading market presently exists for the shares of the Company. Due to the expenses involved and the relatively small size of the Company, it is not anticipated that shares of the Company will be listed on a stock exchange.

The Company has one class of common stock in two series, designated Series A and Series B (the "Common Stock"). As of December 31, 1997, the Company had 1,090,052 Series A common shares outstanding and 1,000 Series B common shares outstanding, and there were approximately 1,098 Series A Stockholders of record. The Common Stock votes together as one class with each share being entitled to one vote. The Series B shares are owned by Property Resources, Inc., the Advisor. The following table reflects the distributions declared per share of Series A common stock during 1996 and 1997. No distributions have been declared or paid to the Series B shareholder.

--------------- ---------------------
   Quarter
    Ended          Distributions
--------------- ---------------------

March 31, 1996         $0.09
June 30, 1996          $0.09
September 30,          $0.09
1996
December 31,           $0.09
1996
March 31, 1997         $0.09
June 30, 1997          $2.38
September 30,          $0.06
1997
December 31,           $0.06
1997
--------------- ---------------------


Dividend distributions to stockholders are currently paid quarterly on approximately the last day of March, June, September and December. Approximately 89% of the 1997 and 100% of the 1996 dividend represented a return of capital for Federal income tax purposes. Return of capital distributions are tax free to the stockholder to the extent such distributions do not exceed a stockholders' adjusted basis.



M A N A G E M E N T ' S  D I S C U S S I O N  A N D  A N A L Y S I S
INTRODUCTION

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

Net income for the year ended December 31, 1997, increased $32,000 (7%) over the prior year. The main factor affecting the results for the year was the sale of Graham Court in March, 1997, which gave rise to a large gain on sale, but which also reduced rental revenues and operating expenses in 1997.

Total revenues for the year ended December 31, 1997, decreased $294,000 (25%) as compared to the year ended December 31, 1996. The decrease is attributable to the sale of properties in March,1997 and in April, 1996. Rental revenues and occupancy rates related to the Good Guys Plaza in 1997 remained stable from the previous year.

Total expenses for the year ended December 31, 1997 decreased $44,000 (6%) as compared to the prior year. Decreases in property operating costs and depreciation charges were related to the sale of Graham Court, but were partly offset by an increase in interest expense. Interest expense increased $78,000 (41%) as a result of the expiration of the loan secured on Good Guys Plaza in March 1997. A new loan was negotiated in March 1997 which carries a fixed interest rate of 8.8%, compared to the previous variable rate.

A gain on sale of $368,000 was recorded in 1997 on the sale of Graham Court, which compares to a gain on sale of $86,000 recorded on the sale of the Agora Office Building in 1996.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

Net income for the year ended December 31, 1996 was $449,000, an increase of $218,000 as compared to net income of $231,000 in 1995. The increase in net income was primarily due to an increase in interest income, gain on sale of rental property and a decrease in operating expenses, as described more fully below.

Total revenue for the year ended December 31, 1996, increased $20,000, or 2%, compared to 1995 primarily due to an increase in interest income attributable to the note receivable relating to the sale of the Agora Office Building. Rental revenue at the remaining two properties of the Company increased $74,000 compared to the same period in 1995 but was offset by a decrease of rental revenue due to the sale of the Agora Office Building. The increase in rental revenue at the Company's two remaining properties resulted from an increase in the rental rates at the properties and to an increase in the average occupancy rate at the Good Guys Plaza. The average occupancy rate at the Good Guys Plaza increased from 95% in 1995 to 96% in 1996. Graham Court's occupancy rate remained at 100%.

Total expenses for the year ended December 31, 1996, decreased $112,000, or 12%, from $907,000 in 1995 to $795,000 in 1996. The decrease in total expenses in 1996 was primarily attributable to a decrease in operating expenses of $56,000 as a result of the sale of the Agora Office Building and to a refund of $43,000 of prior year property taxes at the Good Guys Plaza.

RELATED PARTY EXPENSES

The Company has entered into an agreement with the Advisor to administer the day-to-day operations of the Company. For each of the years ended December 31, 1997, 1996 and 1995, the Company recorded $38,000, $21,000 and $16,000, respectively, of advisory fee expense to the Advisor in accordance with the Advisory Agreement. Also for the years ended December 31, 1997, 1996 and 1995, and in respectively, for accounting and data processing, and $18,000, $13,000 and $9,000, respectively, for stockholder services expenses.


M A N A G E M E N T ' S  D I S C U S S I O N  A N D  A N A L Y S I S

The Company's properties are managed by Continental Property Management Co., ("CPMC"), an affiliate of the Advisor. For each of the years ended December 31, 1997, 1996 and 1995, the Company recorded $28,000, $35,000 and $35,000, respectively, of property management fee expense to CPMC in accordance with the property management agreement. Also for the years ending December 31, 1997, 1996 and 1995, and in accordance with the management agreement, the Company paid to CPMC leasing commissions of $5,000, $31,000 and $21,000, respectively, and construction supervision fees of $0, $0 and $1,000, respectively.

The Company's by-laws require the Advisor to refund to the Company the amount, if any, by which the operating expenses as defined (generally such expenses pertain to general and administrative expenses as distinguished from property operating expenses) during any calendar year exceed the greater of (a) 2% of the Average Invested Assets or (b) 25% of Net Income (excluding gain from the sale of the Company's properties) unless the Independent Directors conclude that a higher level of expenses is justified as set forth in the by-laws. Furthermore, in no event will Operating Expenses exceed 2% of the total assets under management less cash, cash items and unsecured indebtedness. For the year ended December 31, 1997, the Company was in compliance with these limitations.

The Company's Board of Directors (including all of its Independent Directors) have determined, after review, that the compensation paid to the Advisor and to CPMC referenced above is fair and reasonable to the Company.

IMPACT OF INFLATION

The Company's policy of negotiating leases which incorporate operating expense "pass-through" provisions is intended to protect the Company against increased operating costs resulting from inflation.

YEAR 2000

The Company is in the process of assessing the impact of Year 2000 issues on its computer systems and applications. At this time the Company believes that the costs associated with resolving these issues will not have a material effect on the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital for the acquisition and renovation of property and for working capital reserves have been proceeds from the initial offering of its common stock and from funds from operations after payment of dividends.

At December 31, 1997, cash and cash equivalents totaled $461,000.

As of December 31, 1997, the Company's property was subject to secured financing. The Good Guys Plaza shopping center is subject to a promissory note collateralized by a Deed of Trust in the amount of $2,827,000. The note is payable, in fixed monthly installments of principal and interest at 8.8% until 2007, at which time the interest rate increases to at least 13.8% under an adjustment formula defined in the note agreement. The Note is subject to prepayment penalties until 2006.

Management currently intends to dispose of the Good Guys Plaza Shopping Center and, in that regard, expects to commence marketing activity in 1998. At December 31, 1997, management estimates that the net realizable value of the property approximates its carrying value; however, there can be no assurance that the eventual sales price of the property will not result in a loss or that a sale will be consummated.

In the short-term and in the long-term, management believes that the Company's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of distributions.


M A N A G E M E N T ' S  D I S C U S S I O N  A N D  A N A L Y S I S

FUNDS FROM OPERATIONS

Funds from Operations ("FFO") for the years ended December 31, 1997, 1996 and 1995 was $308,000, $611,000 and $476,000, respectively. The primary differences between the periods reflect the changes in net income as discussed under "Results of Operations". The Company believes that FFO is helpful in understanding a property portfolio in that such calculation reflects income from operating activities and the properties' ability to support general operating expenses and interest expense before the impact of certain activities such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. FFO should not be considered an alternative to net income, or any other generally accepted accounting principles ("GAAP") measurement of performance, as an indicator of the Company's operating performance or as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts, FFO is net income (computed in accordance with GAAP), excluding gains and losses from debt restructuring and sales of property plus depreciation and amortization and after adjustment for unconsolidated joint ventures. The measure of FFO as reported by the Company may not be comparable to similarly titled measures of other funds that follow different definitions.

                                                        FUNDS FROM OPERATIONS
                                                        (DOLLARS IN THOUSANDS)
                                                        Year ended December 31

---------------------------------------------- --------- -------- ----------
                                                 1997     1996      1995
---------------------------------------------- --------- -------- ----------
Net Income                                       481       449       231
Add Depreciation and amortization                195       248       245
Less Gains on Sale of
Property.                                       (368)     (86)        -
Funds from Operations                            308       611       476
---------------------------------------------- --------- -------- ----------


On March 4, 1997, the Graham Court Business Park was sold to an unrelated party for $2,200,000, resulting in net cash proceeds to the Company of $2,093,000. The Company recognized a gain of $368,000 during the first quarter of 1997. As a result of the sale, FFO was substantially reduced.

DISTRIBUTIONS

Distributions are paid quarterly at the discretion of the Board of Directors and depend on the Company's earnings, cash flow, financial condition and other relevant factors. During the years ended December 31, 1997 and 1996, the Company declared distributions totaling $2,823,000 and $392,000, or $2.59 and $.36 per share each year, respectively. The distributions represented 917% and 64% of the Company's FFO in 1997 and 1996, respectively.

R E P O R T  O F  I N D E P E N D E N T  A C C O U N T A N T S



Board of Directors and Stockholders
Property Resources Equity Trust


We have audited the accompanying balance sheets of Property Resources Equity Trust as of December 31, 1997 and 1996, the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997, and the financial statement schedule of Real Estate and Accumulated Depreciation. These financial statements and the financial statement schedule are the responsibility of Property Resources Equity Trust's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Property Resources Equity Trust as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                      COOPERS & LYBRAND L.L.P.

San Francisco, California
January 26, 1998


B A L A N C E  S H E E T S



PROPERTY RESOURCES EQUITY TRUST
IN THOUSANDS
-------------------------------------------------------------------------------------- ------------- -------------
as of December 31, 1997 and 1996                                                               1997          1996
-------------------------------------------------------------------------------------- ------------- -------------

ASSETS
Real estate:
  Land                                                                                       $1,702        $2,099
  Buildings and improvements                                                                  4,132         6,215
  Tenant improvements                                                                           157           135
                                                                                       ------------- -------------
                                                                                              5,991         8,449
  Less: accumulated depreciation                                                              1,409         1,995
                                                                                       ------------- -------------
Real estate, net                                                                              4,582         6,454

Cash and cash equivalents                                                                       461           772
Mortgage-backed securities, available-for-sale                                                    -           173
Deferred rent receivable                                                                         57            77
Note receivable                                                                                 717           736
Other assets, net                                                                               268           162
                                                                                       ------------- -------------
          Total assets                                                                       $6,085        $8,374
                                                                                       ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable                                                                                 $2,827         $2,750
Deposits and other liabilities                                                                   24             59
                                                                                       ------------- --------------

          Total liabilities                                                                   2,851          2,809
                                                                                       ------------- --------------

Stockholders' equity:
  Common stock, Series A, without par value, stated
    Value $10 per share; 10,000 shares authorized;
    1,090 and 1,090 shares issued and outstanding
    at December 31, 1996 and 1995, respectively                                               9,384          9,384

  Common stock, Series B, without par value,
    Stated value $10 per share; one thousand shares
    Authorized,  issued and outstanding                                                          10             10

  Unrealized loss on mortgage-backed securities                                                   -           (11)

 Accumulated distributions in excess of net income                                          (6,160)        (3,818)
                                                                                       ------------- --------------

          Total stockholders' equity                                                          3,234          5,565
                                                                                       ------------- --------------
          Total liabilities and stockholders' equity                                         $6,085         $8,374
                                                                                       ============= ==============



The accompanying notes are an integral part of these financial statements.

S T A T E M E N T S  O F  I N C O M E

PROPERTY RESOURCES EQUITY TRUST
IN THOUSANDS, EXCEPT PER SHARE DATA
------------------------------------------------------------ ----------------- ----------------- -----------------
For the years ended December 31, 1997, 1996 and 1995                     1997              1996              1995
------------------------------------------------------------ ----------------- ----------------- -----------------
Revenues:
  Rent                                                                   $748            $1,076            $1,095
  Interest                                                                 81                74                40
  Dividends                                                                44                 8                 3
                                                             ----------------- ----------------- -----------------
Total revenue                                                             873             1,158             1,138

Expenses:
  Interest                                                                269               191               194
  Depreciation                                                            176               246               243
  Property operating                                                      146               209               322
  Related party                                                           108                92                96
  General and administrative and other                                     61                57                52
                                                             ----------------- ----------------- -----------------
Total expenses                                                            760               795               907

Income before gain on sale
  of rental property                                                      113               363               231
Gain on sale of rental property                                           368                86                 -
                                                             ----------------- ----------------- -----------------
Net income                                                               $481              $449              $231
                                                             ================= ================= =================

Net income per share, based on the
  weighted average shares outstanding of
  common stock of 1,091,056,
  1,091,066, and 1,091,067, respectively                                 $.44              $.41              $.21
                                                             ================= ================= =================


Distributions declared per share of
  Series A common stock                                                 $2.59              $.36              $.28
                                                             ================= ================= =================

                                                             ----------------- ----------------- -----------------

The accompanying notes are an integral part of these financial statements.


S T A T E M E N T S  O F  S T O C K H O L D E R S'  E Q U I T Y

PROPERTY RESOURCES EQUITY TRUST
IN THOUSANDS, EXCEPT NUMBER OF SHARES
As of and for the years ended December 31, 1997, 1996 and 1995

                                                                                 Unrealized
                                                                               gain (loss) on      Accumulated
                                          Common Stock                            mortgage-       distributions
                                        Series A Series B                            backed       in excess of
                                   Shares     Amount      Shares       Amount    securities        net income           Total
------------------------------------------------------------------------------ ------------- ------------------- ---------------
Balance,
  January 1, 1995         1,090,067        9,384          1,000            10          (25)             (3,801)           5,568
Unrealized gain on
  mortgage-backed
  securities                      -            -              -             -            18                   -              18
Net loss                          -            -              -             -             -                 231             231
Cash distributions on
common stock                      -            -              -             -             -               (305)           (305)
------------------------------------ ------------ -------------- ------------- ------------- ------------------- ---------------
Balance,
  December 31, 1995       1,090,067        9,384          1,000            10           (7)             (3,875)           5,512
Redemption of
  Series A common
  Stock                         (3)            -              -             -             -                   -               -
Unrealized loss on
  mortgage-backed
  securities                                                                            (4)                                 (4)
Net income                        -            -              -             -             -                 449             449
Cash distributions on
common stock                      -            -              -             -             -               (392)           (392)
------------------------------------ ------------ -------------- ------------- ------------- ------------------- ---------------
Balance,
  December 31, 1996       1,090,064        9,384          1,000            10         $(11)             (3,818)           5,565
Redemption of
  Series A common
  Stock                        (12)            -              -             -             -                   -               -
Unrealized gain on
  mortgage-backed
  securities                                                                             11                                  11
Net income                        -            -              -             -             -                 481             481
Cash distributions on
common stock                      -            -              -             -             -             (2,823)         (2,823)
------------------------------------ ------------ -------------- ------------- ------------- ------------------- ---------------
Balance,
  December 31, 1997       1,090,052       $9,384          1,000           $10             -            $(6,160)          $3,234
==================================== ============ ============== ============= ============= =================== ===============


The accompanying notes are an integral part of these financial statements.

S T A T E M E N T S  O F  C A S H  F L O W S

PROPERTY RESOURCES EQUITY TRUST IN THOUSANDS
---------------------------------------------------------------------------------------- ------------- ------------- -------------
For the years ended December 31, 1997, 1996 and 1995                                             1997          1996          1995
---------------------------------------------------------------------------------------- ------------- ------------- -------------

Net income                                                                                       $481          $449          $231
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                                                                  195           248           245
   Gain on sale of assets                                                                       (360)          (86)             -
   Decrease (Increase)  in deferred rent receivable                                                20           (6)            15
   (Increase) decrease in other assets                                                          (138)          (76)            29
   (Decrease) increase in deposits and other liabilities                                         (35)          (29)            10
                                                                                         ------------- ------------- -------------
Net cash provided by operating activities                                                         163           500           530
                                                                                         ------------- ------------- -------------

   Net proceeds from sale of rental  property                                                   2,093            60             -
   Leasing commissions paid                                                                      (10)          (35)          (36)
   Principal received on note receivable                                                           19            14             -
   Disposition of mortgage-backed securities                                                      175            21            37
   Improvements to rental property                                                                (5)           (8)          (32)
                                                                                         ------------- ------------- -------------
Net cash provided by (used in) investing activities                                             2,272            52          (31)

   Origination of borrowings under note payable                                                 2,850             -             -
    Repayment of note payable                                                                 (2,773)             -             -
    Distributions paid                                                                        (2,823)         (392)         (305)
                                                                                         ------------- ------------- -------------
Net cash used in financing activities                                                         (2,746)         (392)         (305)
                                                                                         ------------- ------------- -------------

(Decrease) increase in cash and cash equivalents                                                (311)           160           194
Cash and cash equivalents, beginning of year                                                      772           612           418
                                                                                         ============= ============= =============
Cash and cash equivalents, end of year                                                           $461          $772          $612
                                                                                         ============= ============= =============



   SUPPLEMENTAL CASH FLOW AND NON-CASH ACTIVITY - NOTES 4 & 9.

The accompanying notes are an integral part of these financial statements.

N O T E S  T O  F I N A N C I A L  S T A T E M E N T S

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION AND BUSINESS ACTIVITY

Property Resources Equity Trust (the "Company") is a California corporation formed on February 20, 1985 for the purpose of investing in income-producing real property. The Company is a real estate investment trust ("REIT") and has qualified as a REIT from inception. The Company's day-to-day operations are managed by Property Resources, Inc. (the "Advisor"), under the terms of an agreement that is renewable annually. The Company acquired Graham Court Business Park in August, 1986, the Agora Office Building in September, 1986, and the Good Guys Plaza in July, 1988. The Company sold the Agora Office Building in April 1996 and Graham Court Business Park in March 1997.

There is no public market for the Company's common stock and shares are not freely transferable.


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


REAL ESTATE

Rental property is stated at cost and depreciated using the straight-line method over estimated useful live of 30 to 35 years for buildings and improvements and the life of the related lease for tenant improvements. Significant improvements and betterments are capitalized. Maintenance and repairs are charged to expense when incurred.

Pursuant to the Company's historical investment objectives, property purchased has been held for extended periods. During the holding period management periodically, but at least annually, evaluates whether rental property has suffered an impairment in value. Such assessments include the consideration of the Company's ability and intent to hold a property as well as an evaluation of that property's future rental potential through the holding period. Generally, management's analysis is performed utilizing a sum of future cash flows methodology that compares the property's operating cash flows and residual value to the net carrying amount.

Management currently intends to dispose of the Good Guys Plaza Shopping Center and, in that regard, expects to commence marketing activity in 1998. At December 31, 1997, management estimates that the net realizable value of the property approximates its carrying value; however, there can be no assurance that the eventual sales price of the property will not result in a loss or that a sale will be consummated.


CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, demand deposits with banks, debt instruments with original maturities of three months or less and money market funds, which are readily convertible into cash. Due to the relatively short-term nature of these instruments, the carrying value approximates fair value.



N O T E S  T O  F I N A N C I A L  S T A T E M E N T S

MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held by the Company are classified as available-for-sale and are carried at fair value. The resulting realized. Realized gains and losses are recognized on the specific identification method and are included in earnings.


OTHER ASSETS

Other assets include deferred lease commissions, which are deferred and amortized using the straight-line method over the term of the related leases.


RENTAL REVENUES

Rental revenues are recorded using the straight-line method to reflect scheduled rent increases and free rent periods over the related lease term. As a result, a deferred rent receivable is created when rental receivables are less than the amount earned using the straight-line method or when rental income is recognized during free rent periods of a lease.


INCOME TAXES

The Company is a real estate investment trust ("REIT") having elected to qualify as a REIT under the applicable provisions of the Internal Revenue Code since 1989. Under the Internal Revenue Code and applicable state income tax law, a qualified REIT is not subject to income tax if at least 95% of its taxable income is currently distributed to its stockholders and other REIT tests are met. The Company is in compliance with these tests. Accordingly, no provision is made for income taxes in these financial statements.


CONCENTRATION OF CREDIT RISK AND MAJOR TENANTS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of money market mutual funds and other short-term investments. The Company places excess cash in short-term deposits with Franklin Money Fund and Institutional Fiduciary Trust, which are managed by an affiliate of the Advisor. The Company performs ongoing credit evaluations of its tenants and generally does not require collateral for commercial tenants. The Company reserves for potential credit losses, as appropriate.

The following tenants provided 10% or more of the Company's total straight-line revenues during 1997, 1996 and 1995:



Principal Business                Lease Expiration                             1997            1996            1995
--------------------------------- ---------------------------------- --------------- --------------- ---------------

Good Guys                         May 2001                                    44.6%           28.2%           31.6%
Wherehouse                        January 2001                                20.1%           14.7%           17.1%
Lawrence Livermore Labs           Month to Month                                  -           11.4%           14.4%


The Wherehouse filed for protection under Chapter 11 of the Federal Bankruptcy Code (the "Code") in August of 1995. In December 1996, the tenant confirmed and the Bankruptcy Court approved the lease as amended.

N O T E S  T O  F I N A N C I A L  S T A T E M E N T S

The Lawrence Livermore Laboratory occupied space at the Graham Court Business Park. The property was sold on March 4, 1997 (see note 8).

NOTE 2 - MORTGAGE-BACKED SECURITIES, AVAILABLE FOR SALE

During 1997, proceeds of $175,000 were received in respect of the sale of mortgage-backed securities with a cost of $184,000, realizing a loss on the sale of investments of $9,000.

Mortgage-backed securities, available for sale at December 31, 1996, had a coupon rate of 7.59% and a maturity of 2021. Amortized cost was $184,000 and market value was $173,000, resulting in a gross unrealized loss of $11,000.

NOTE 3 - NOTE RECEIVABLE

On April 16, 1996, the Agora Office Building was sold to an unaffiliated third party. The terms of the sale included a $750,000 note receivable owed by the buyer to the Company. Monthly principal and interest payments from the buyer of $5,815 commenced May 1, 1996. This loan will mature in April of 1998, at which time all remaining principal will be due and payable. The carrying value of this note approximates its fair market value.

NOTE 4 - NOTE PAYABLE

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

Aggregate principal payments on the note for future periods are set out below:

In thousands
          1998                            $31
          1999                             34
          2000                             38
          2001                             41
          2002                             45
       Thereafter                      $2,638
                          ====================
                                       $2,827
                          ====================


For the years ended December 31, 1997, 1996 and 1995, interest paid on notes was $263,750, $183,000, and $192,000, respectively. Management estimates that the carrying amount of notes payable approximates fair value.

NOTE 5 - COMMON STOCK

Series A and Series B common stock have the same voting, dividend and distribution rights. All dividends are declared at the discretion of the Board of Directors of the Company. To date, the Board of Directors has not declared any dividends on Series B common stock. The Advisor holds 580 shares of Series A common stock and 1,000 shares of Series B common stock.


N O T E S  T O  F I N A N C I A L  S T A T E M E N T S

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings per share" ("FAS 128"). FAS 128 requires that the Company retroactively restate prior period earnings per share ("EPS") data. Prior period net income per share did not change as a result of this adoption.


NOTE 6 - DISTRIBUTIONS

The allocations of cash distributions per share for individual stockholders' income tax purposes, as reported on Internal Revenue Service Form 1099-DIV, for the years ended December 31, 1997, 1996 and 1995 were as follows:

                     Ordinary          Return of        Capital           Total
Year Paid              Income            Capital           Gain            Paid
---------- ------------------- ------------------ -------------- ---------------
     1997                $.13              $2.28           $.18          $.2.59
     1996                   -               $.36              -            $.36
     1995                $.24               $.04              -            $.28


NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with the Advisor to administer the day-to-day operations of the Company for which it pays a fee. On July 16, 1993, Franklin/Templeton Investor Services, Inc. an affiliate of the Advisor, assumed responsibility as the Company's transfer agent and registrar for the Company's Series A common stock.

The Company has entered into an agreement with Continental Property Management Co. ("CPMC"), an affiliate of the Advisor, to manage the leasing and management related services for the properties. Under the terms of this agreement, CPMC is paid management, leasing and construction supervision fees.

The agreements between the Company and the Advisor, or affiliates, provide for certain types of compensation for services rendered for the years ended December 31, 1997, 1996 and 1995:


DOLLARS IN THOUSANDS                                                             1997              1996              1995
-------------------------------------------------------------------------------------- ----------------- -----------------
Management advisory fees, charged to
   Related party expenses                                                         $38               $21               $16
Reimbursement for accounting and data processing
   Expenses, charged to related party expenses                                     24                23                36
Property management fee, charged to related party expense                          28                35                35
Stockholder services fees, charged to
   Related party expense                                                           18                13                 9
====================================================================================== ================= =================
  Total related party expense                                                    $108               $92               $96
====================================================================================== ================= =================

Construction supervision fees, capitalized and
   Depreciated over the useful life of the related assets                           -                 -                $1
Leasing commissions, capitalized and amortized
   Over the term of the related lease                                              $5               $31               $21


At December 31, 1997 and 1996, cash equivalents included $3,000 and $2,000 invested in Franklin Money Fund and $416,000 and $229,000, respectively, invested in Institutional Fiduciary Trust, both of which are managed by an affiliate of the Advisor. For the years ended December 31, 1997, 1996 and 1995, related dividends earned were $44,000, $8,000 and $3,000, respectively.


NOTE 8 - RENTAL INCOME

The Company's rental income from commercial property is received principally from tenants under non-cancelable operating leases. The tenant leases typically provide for guaranteed minimum rent plus Minimum future rentals on non-cancelable tenant operating leases at the Good Guys Plaza Shopping Center subsequent to December 31, 1997 are as follows:

In thousands

          1998                           $630
          1999                            646
          2000                            614
          2001                            228
          2002                             43
       Thereafter                          37
                          --------------------
                                       $2,198
                          ====================


Minimum future rentals do not include contingent rents which represent reimbursements of property operating expenses. Contingent rents were $143,000 in 1997, $150,000 in 1996 and $166,000 in 1995.


NOTE 9 - SALE OF REAL ESTATE

On March 4, 1997, the Graham Court Business Park was sold to an unrelated third party for $2,200,000, resulting in net cash proceeds to the Company of $2,093,000. The Company recognized a gain of $368,000 on this transaction.


R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N


PROPERTY RESOURCES EQUITY TRUST
As of and for the year ended December 31, 1997 (Dollars in thousands)

       COL A.    COL B.       COL C.               COL D.            COL E.       COL F.    COL G.    COL H.   COL I.
      ------    ------       ------               ------             ------       ------    ------    ------   ------

                                              COST CAPITALIZED
                            INITIAL             SUBSEQUENT TO       GROSS AMOUNT AT WHICH
                        COST TO COMPANY         ACQUISITION         CARRIED AT CLOSE OF PERIOD
                                                                                                             Life on Which
                                                                                                            Depreciation in
                                Buildings                         Buildings       Accumu-                      Latest
                                   and     Tenant                    and           Lated    Date of   Date    Operations
                  Encum-         Improve- Improve- Carrying        Improve-      Deprecia- construc-   Ac-    Statement is
Description      brances   Land   ments    ments    Costs   Land     ments  Total  Tion      tion    quired   Computed
Shopping Center
 Santa Rosa, CA  $2,827  $1,702  $4,132    $157      -    $1,702    $4,289 $5,991  $1,409    1986     7/88     Note 2
                                                                           Note 1  Note 4
                                                                           Note 3

===========================================================================================================================

R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N

NOTES:

(1) The aggregate cost for federal income tax purposes is $5,991,000.

(2) Depreciation is computed using useful lives of 30-35 years for buildings and improvements and the life of the related lease for tenant improvements.

(3) RECONCILIATION OF REAL ESTATE


In thousands                                                       1997           1996          1995
------------------------------------------------------------- --------------- ------------- --------------

Balance at beginning of period                                        $8,449        $9,536         $9,504
Disposition                                                          (2,463)       (1,095)              -
Additions during year:
  Improvements to rental property                                          5             8             32
Deductions during year:
  Write-down of rental property                                            -             -              -
------------------------------------------------------------- --------------- ------------- --------------
Balance at end of period                                              $5,991        $8,449         $9,536
============================================================= =============== ============= ==============

(4) RECONCILIATION OF ACCUMULATED DEPRECIATION

In thousands                                                       1997           1996           1995
------------------------------------------------------------- --------------- -------------- -------------

Balance at beginning of period                                        $1,995         $2,145        $1,912
Disposition                                                            (740)          (371)             -
Depreciation expense for the period                                      154            221           233
------------------------------------------------------------- --------------- -------------- -------------
Balance at end of period                                              $1,409         $1,995        $2,145
============================================================= =============== ============== =============

PROPERTY RESOURCES EQUITY TRUST


AFFILIATIONS                                           DIRECTORS AND OFFICERS

Institute of Real Estate Management                    David P. Goss
                                                       Chief Executive Officer, President and Director
Building Owners and Managers Association
International                                          David W. Walters
                                                       Independent Director
International Council of Shopping Centers
                                                       James A. Niles
National Association of Industrial and Office Parks    Independent Director

NUMBER OF STOCKHOLDERS                                 Martin L. Flanagan
                                                       Vice President - Finance and Chief Financial Officer
At December 31, 1997, Stockholders of record
numbered 1,169.                                        David N. Popelka
                                                       Vice President - Asset Manager
REPORT ON FORM 10-K
                                                       Richard S. Barone
Stockholders may obtain a copy of the Company's        Secretary
Annual Report on Form 10-K to the Securities and
Exchange Commission for the year ended                 EXECUTIVE OFFICES
December 31, 1997, by writing to:
                                                       Property Resources Equity Trust
Property Resources Equity Trust                        777 Mariners Island Boulevard
P.O. Box 7777                                          San Mateo, California  94404
San Mateo, CA 94403-7777                               (415) 312-3000

                                                       INDEPENDENT ACCOUNTANTS

                                                       Coopers & Lybrand L.L.P.
                                                       San Francisco, California

                                                       ANNUAL MEETING

                                                       Stockholders are invited to attend the Annual
                                                       Stockholders' Meeting which will be held at 3
                                                       p.m. on Thursday, June 3, 1998, at the
                                                       Company's executive offices.
















                         PROPERTY RESOURCES EQUITY TRUST
                                  P.O. Box 7777
                            777 Mariners Island Blvd.
                            San Mateo, CA 94403-7777
                        Fund Information: (800) 342-5236
                 Shareholder Account Information: (800) 632-2350