Form 10-Q
period 1998-03-31
PROPERTY RESOURCES EQUITY TRUST
filed 1998-05-15
CIK 765195

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           MARCH 31, 1998
                              --------------------------------------------------

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


                P. O. BOX 7777, SAN MATEO, CALIFORNIA 94403-7777
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code     (650) 312-2000
--------------------------------------------------------------------------------


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

Shares of Series A Common Stock Outstanding as of  March 31, 1998:  1,090,052
Shares  of  Series  B  Common  Stock   Outstanding   as  of  March  31,  1998:
1,000



                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                       PROPERTY RESOURCES EQUITY TRUST

                                BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                                 (Unaudited)


(Dollars in thousands, except per share amounts)            1998          1997
-------------------------------------------------------------------------------
ASSETS:
Real estate:
  Land                                                    $1,702        $1,702
  Buildings and improvements                               4,132         4,132
  Tenant improvements                                        160           157
-------------------------------------------------------------------------------
                                                           5,994         5,991

  Less: accumulated depreciation                           1,444         1,409
-------------------------------------------------------------------------------
Real estate, net                                           4,550         4,582

Cash and cash equivalents                                    523           461
Mortgage-backed securities, available for sale                 -             -
Deferred rent receivable                                      63            57
Note receivable                                              712           717
Other assets, net                                            256           268
-------------------------------------------------------------------------------
   Total assets                                           $6,104        $6,085
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Note payable                                              $2,819        $2,827
Tenants' deposits and other liabilities                       37            24
Distributions payable                                         65             -
-------------------------------------------------------------------------------
   Total liabilities                                       2,921         2,851
-------------------------------------------------------------------------------

Stockholders' equity:
Common stock, Series A, without par value, stated
  value $10 per share; 10,000,000 shares authorized;       9,384         9,384
  1,090,052  shares issued and outstanding  in
1998 and 1997
Common stock, Series B, without par value, stated
  Value $10 per share; 1,000 shares authorized,
  issued and outstanding in 1998and 1997                      10            10
Unrealized loss on mortgage-backed securities                                -
Accumulated distributions in excess of net income        (6,211)       (6,160)
-------------------------------------------------------------------------------

   Total stockholders' equity                              3,183         3,234
-------------------------------------------------------------------------------

   Total liabilities and stockholders' equity             $6,104        $6,085
===============================================================================



  The accompanying notes are an intregal part of these financial statements.



                       PROPERTY RESOURCES EQUITY TRUST

                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)




(Dollars in thousands, except            1998        1997
per share amounts)
----------------------------------------------------------

REVENUE:

  Rent                                   $176        $172
  Interest                                 13          24
  Dividends                                 6          10
----------------------------------------------------------
    Total revenue                         195         206
----------------------------------------------------------

EXPENSES:

  Interest                                 68          46
  Depreciation  and amortization           39          60
  Operating                                30          47
  Related party                            13          20
  General and administrative               31          27
----------------------------------------------------------
    Total expenses                        181         200
----------------------------------------------------------

Operating income before gain on            14           6
sale of property

Gain on sale of property                    -         370

==========================================================
NET INCOME                                $14        $376
==========================================================



Net income per share of Series A         $.01        $.35
common stock
==========================================================


Dividends per share of Series A          $.06        $.09
common stock
==========================================================















  The accompanying notes are an integral part of these financial statements.



                       PROPERTY RESOURCES EQUITY TRUST

                           STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)




(Dollars in thousands)                                      1998          1997
-------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                   $14          $376
-------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                              45            61
   (Increase) decrease in deferred rent                      (6)            35
receivable
   Decrease (increase) in other assets                         3          (58)
   Increase (decrease) in tenants' deposits and               13          (32)
other liabilities
   Gain on sale of rental property                             -         (370)
-------------------------------------------------------------------------------
                                                              55         (364)
-------------------------------------------------------------------------------

Net cash provided by operating activities                     69            12
-------------------------------------------------------------------------------

Cash flow from investing activities:
   Principal received on note receivable                       5             5
   Improvements to rental property                           (4)             -
   Proceeds from sale of rental property                       -         2,093
   Disposition of mortgage-backed securities                   -             1
-------------------------------------------------------------------------------
Net cash provided by investing activities                      1         2,099
-------------------------------------------------------------------------------

Cash flow from financing activities:
   Origination of note payable                                 -         2,850
   Borrowings under notes payable                              -             -
   Principal payments on note payable                        (8)       (2,750)
   Distributions paid                                          -          (98)
-------------------------------------------------------------------------------
Net cash (used in) provided by financing                     (8)             2
activities
-------------------------------------------------------------------------------

Net  increase in cash and cash equivalents                    62         2,113

Cash and cash equivalents, beginning of period               461           772

===============================================================================
Cash and cash equivalents, end of period                    $523        $2,885
===============================================================================





  The accompanying notes are an integral part of these financial statements.





                       PROPERTY RESOURCES EQUITY TRUST

                        NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Property Resources Equity Trust (the "Fund") have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentations. These financial statements should be read in conjunction with the Fund's audited financial statements for the year ended December 31, 1997.

NOTE 2 - BUSINESS ACTIVITY

As of March 31, 1998, the Fund had one remaining property in its portfolio, Good Guys Shopping Center. Management currently intends to dispose of the Good Guys Plaza Shopping Center and has commenced marketing activity. At
March 31, 1998, management estimates that the net realizable value of the property approximates its carrying value; however, there can be no assurance that the eventual sales price of the property will not result in a loss or that a sale will be consummated.

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

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the three-month period ended March 31, 1998, interest paid amounted to $61,754.

NOTE 6 - SUBSEQUENT EVENT

On April 16, 1998, the note receivable, $712,000 collateralized by the Agora building was paid in full. The proceeds will be distributed to shareholders in the second quarter.



                       PROPERTY RESOURCES EQUITY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

Net income for the three-month period decreased $362,000 primarily due to the gain related to the sale of Graham Court in 1997.

Total revenue for the three-month period ended March 31, 1998 decreased $11,000 or 5% due a decline in interest and dividend revenue. The decrease of $15,000 in these accounts from the comparable period in the prior year was attributable to lower average investment balances in the current period. Good Guys Plaza experienced a 3% increase in rental revenues in 1998 compared to the prior year and a tenant reimbursement made in 1997 was not repeated in the first quarter of 1998. These two factors led to an increase in rental revenues of $4,000 over the corresponding period in the prior year, despite the sale of Graham Court in March 1997.

Total expenses for the three-month period decreased $20,000 or 10% due to the sale of Graham Court in March 1997. Operating expense, related party, depreciation and general and administrative expenses decreased as a result of the sale, however interest expense increased $21,000 due to the refinance of the Good Guys note in March 1997.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, cash and cash equivalents aggregated $523,000, which the Fund believes is adequate to meet its short-term operating cash requirements.

Net cash provided by operating activities increased $57,000 when compared to the same period in 1997. The increase in cash flow from operating activities is attributable the improved occupancy and higher rents charged at the Good Guys Plaza.

Cash flows provided by investing activities decreased $2,098,000 in 1998 as a result of proceeds received from the sale of Graham Court Business that occurred in 1997.


                       PROPERTY RESOURCES EQUITY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash flows used in financing activities decreased $10,000 due to the refinancing of the note payable in 1997.

As of March 31, 1998, the Fund had one remaining property in its portfolio. Management is currently marketing the property for sale, and a sale may occur in 1998. At March 31, 1998, management estimates that the net realizable value of the property approximates its carrying value; however, there can be no assurance that the eventual sales price of the property will not result in a loss or that a sale will be consummated.

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

During the three-month period ended March 31, 1998, the Fund declared distributions totaling $65,403.





                       PROPERTY RESOURCES EQUITY TRUST

                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Not applicable

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.









                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PROPERTY RESOURCES EQUITY TRUST


                                    By: /s/ David P. Goss
                                       Chief Executive Officer


                                    Date:    MAY 13, 1998