Form 10-Q
period 1998-06-30
PROPERTY RESOURCES EQUITY TRUST
filed 1998-08-14
CIK 765195

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       JUNE 30, 1998

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   TO


Commission file number                        0-15880



                        PROPERTY RESOURCES EQUITY TRUST
            (Exact name of registrant as specified in its charter)



        CALIFORNIA                                               95-3959770
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                             Identification No.)


 P. O. BOX 7777, SAN MATEO,  CALIFORNIA        94403-7777
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

Shares  of  Series  A  Common   Stock   Outstanding   as  of  June  30,  1998:
1,090,052
Shares  of  Series  B  Common   Stock   Outstanding   as  of  June  30,  1998:
1,000



                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                       PROPERTY RESOURCES EQUITY TRUST

                                BALANCE SHEETS
                     JUNE 30, 1998 AND DECEMBER 31, 1997
                                 (Unaudited)


(Dollars in thousands, except per share amounts)            1998          1997
-------------------------------------------------------------------------------
ASSETS:
Real estate:
  Land                                                    $1,702        $1,702
  Buildings and improvements                               4,132         4,132
  Tenant improvements                                        160           157
-------------------------------------------------------------------------------
                                                           5,994         5,991

  Less: accumulated depreciation                           1,480         1,409
-------------------------------------------------------------------------------
Real estate, net                                           4,514         4,582

Cash and cash equivalents                                    349           461
Deferred rent receivable                                      68            57
Note receivable                                                -           717
Other assets, net                                            248           268
-------------------------------------------------------------------------------
   Total assets                                           $5,179        $6,085
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Note payable                                              $2,811        $2,827
Tenants' deposits and other liabilities                       26            24
-------------------------------------------------------------------------------
   Total liabilities                                       2,837         2,851
-------------------------------------------------------------------------------

Stockholders' equity:
Common stock, Series A, without par value, stated
  value $10 per share; 10,000,000 shares
authorized;                                                9,384         9,384
  1,090,052  shares issued and outstanding  in
1998 and 1997
Common stock, Series B, without par value, stated
  Value $10 per share; 1,000 shares authorized,
  issued and outstanding in 1998and 1997                      10            10
Accumulated distributions in excess of net income        (7,052)       (6,160)
-------------------------------------------------------------------------------

   Total stockholders' equity                              2,342         3,234
-------------------------------------------------------------------------------

   Total liabilities and stockholders' equity             $5,179        $6,085
===============================================================================



  The accompanying notes are an intregal part of these financial statements.

                       PROPERTY RESOURCES EQUITY TRUST

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)



                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                     JUNE 30,      June      JUNE 30,   June 30,
                                                      30,
(Dollars in thousands, except            1998        1997        1998      1997
per share amounts)
--------------------------------------------------------------------------------

REVENUE:

  Rent                                   $182        $199        $358      $371
  Interest                                 15          23          28        47
  Dividends                                 4          29          10        39
--------------------------------------------------------------------------------
    Total revenue                         201         251         396       457
--------------------------------------------------------------------------------

EXPENSES:

  Interest                                 68          83         136       129
  Depreciation  and amortization           39          39          78        99
  Operating                                25          33          55        80
  Related party                            20          44          36        69
  General and administrative               17          12          45        34
--------------------------------------------------------------------------------
    Total expenses                        169         211         350       411
--------------------------------------------------------------------------------

Operating income before gain on            32          40          14        46
sale of property

Gain on sale of property                    -           -           -       370

================================================================================
NET INCOME                                $32         $40         $46      $416
================================================================================



Net income per share of Series A         $.03        $.04        $.04      $.38
common stock
================================================================================


Dividends per share of Series A          $.80       $2.38        $.86     $2.47
common stock
================================================================================



  The accompanying notes are an integral part of these financial statements.


                       PROPERTY RESOURCES EQUITY TRUST

                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)




(Dollars in thousands)                                      1998          1997
-------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                   $46          $416
-------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                              71           106
   (Increase) decrease in deferred rent                     (11)            30
receivable
   Decrease (increase) in other assets                        20          (73)
   Increase in tenants' deposits and other                     2             6
liabilities
   Gain on sale of rental property                             -         (370)
-------------------------------------------------------------------------------
                                                              82         (301)
-------------------------------------------------------------------------------

Net cash provided by operating activities                    128           115
-------------------------------------------------------------------------------

Cash flow from investing activities:
   Principal received on note receivable                     717            10
   Improvements to rental property                           (3)           (5)
   Proceeds from sale of rental property                       -         2,093
   Disposition of mortgage-backed securities                   -             2
-------------------------------------------------------------------------------
Net cash provided by investing activities                    714         2,100
-------------------------------------------------------------------------------

Cash flow from financing activities:
   Origination of note payable                                 -         2,850
   Principal payments on note payable                       (16)       (2,757)
   Distributions paid                                      (938)       (2,692)
-------------------------------------------------------------------------------
Net cash (used in) provided by financing                   (954)       (2,599)
activities
-------------------------------------------------------------------------------

Net  (decrease) in cash and cash equivalents               (112)         (384)

Cash and cash equivalents, beginning of period               461           772

===============================================================================
Cash and cash equivalents, end of period                    $349          $388
===============================================================================





  The accompanying notes are an integral part of these financial statements.




                       PROPERTY RESOURCES EQUITY TRUST
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management have decided to sell the Fund's remaining property, Good Guys Shopping Center, and liquidate the Fund. A form 8-K statement announcing this intention was filed on April 22 1998. No sale of the remaining Property had occurred at June 30, 1998, however management is currently actively seeking a buyer of the Property (see
Note 5 below). Accordingly it is possible that the Fund will not continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary if the Fund will not continue as a going concern. Management believes that the market value of the Partnership's remaining property is at least equal to its book value. Accordingly management does not expect any material losses to be undertaken in the event of the liquidation of the Fund. However, there can be no assurance that the eventual sales price of the property will not result in a loss or that a sale will be consummated.

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


NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the six-month period ended June 30, 1998, interest paid amounted to $124,446.

NOTE 5 - SUBSEQUENT EVENT

On July 10, 1998, Management entered into a contract to sell Good Guys Plaza Shopping Center to an unaffiliated third party for a sales price of $5,211,000, subject to contingencies. On July 28, 1998, the majority of those contingencies were removed and although some remain, the sale may be finalized before December 31, 1998; however, no assurance can be given that the sale will be finalized at this price, or that a sale will occur at all.

                       PROPERTY RESOURCES EQUITY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

Total revenue for the three and six-month period ended June 30, 1998 decreased $50,000, or 20%, and $61,000, or 13%, respectively, when compared to the same periods in 1997. The decrease in dividend and interest income was attributable to lower average investment balances in the current periods. Rental income decreased because of the sale of Graham Court in March 1997 and also a tenant reimbursement made in 1997 was not repeated in the second quarter of 1998.

Total expenses for the three and six-month period ended June 30, 1998 decreased $42,000, or 20%, and $61,000, or 15%, respectively, when compared to the same periods in 1997. The Fund sold the Graham Court property in March 1997. Operating expense, related party, depreciation and general and administrative expenses decreased as a result of the sale. Interest expense decreased by $15,000 or 18% for the three-month period ended June 30, 1998 compared to the same period in 1997 primarily as a result of the refinancing of the Good Guys note in March 1997.

Net income for the three and six-month period ended June 30, 1998 decreased $8,000, or 20%, and $370,000, or 89%, respectively, when compared to the same periods in 1997. This was due to changes in revenue and expenses as discussed above and the gain on sale of the Graham Court property in March 1997 as discussed in note 4 to the financial statements.



LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, cash and cash equivalents aggregated $349,000, which the Fund believes is adequate to meet its short-term operating cash requirements.

Net cash provided by operating activities increased $13,000 when compared to the same period in 1997. This was primarily due to the results of operations as discussed above.

Cash flows provided by investing activities decreased $1,386,000 in 1998 as a result of proceeds received from the sale of Graham Court that occurred in 1997 as offset by the principal amount received on a note receivable in 1998.



                       PROPERTY RESOURCES EQUITY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash flows used in financing activities decreased $1,645,000 primarily due to a decrease in the distribution paid.

As of June 30, 1998, the Fund had one remaining property in its portfolio. As discussed in note 1 to the financial statements management is currently marketing the property for sale, and a sale may occur in 1998.

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

During the three-month period ended June 30, 1998, the Fund declared distributions totaling $872,041.

YEAR 2000
Management is in the process of assessing the impact of Year 2000 issues on its computer systems and applications. At this time, management believes that the costs associated with resolving these issues will not have a material effect on the Company's financial statements.




                       PROPERTY RESOURCES EQUITY TRUST

                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Not applicable

(b)   Reports on Form 8-K

Current Report on Form 8-K dated April 17, 1998, was filed on April 22, 1998 attaching Registrant's letter to shareholders of the Fund dated April 17, 1998 under Item 5.




                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PROPERTY RESOURCES EQUITY TRUST


                                    By:

                                       David P. Goss
                                       Chief Executive Officer


                                    Date:, 1998