Form 10-Q
period 1998-09-30
PROPERTY RESOURCES EQUITY TRUST
filed 1998-11-17
CIK 765195

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               SEPTEMBER 30, 1998
                              --------------------------------------------------

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



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

Shares of Series A Common Stock Outstanding as of  September 30, 1998: 1,090,051
Shares of Series B Common Stock Outstanding as of  September 30, 1998:     1,000



                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                       PROPERTY RESOURCES EQUITY TRUST

                                BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                 (Unaudited)


(Dollars in thousands, except per share amounts)            1998          1997
                                                  -----------------------------
ASSETS:
Real estate:
  Land                                                    $1,702        $1,702
  Buildings and improvements                               4,132         4,132
  Tenant improvements                                        160           157
                                                  -----------------------------
                                                           5,994         5,991

  Less: accumulated depreciation                           1,516         1,409
                                                  -----------------------------
Real estate, net                                           4,478         4,582

Cash and cash equivalents                                    314           461
Deferred rent receivable                                      72            57
Note receivable                                                -           717
Other assets, net                                            304           268
                                                  -----------------------------
   Total assets                                           $5,168        $6,085
                                                  =============================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Note payable                                               2,804         2,827
Tenants' deposits and other liabilities                       37            24
                                                  -----------------------------
   Total liabilities                                       2,841         2,851
                                                  -----------------------------

Stockholders' equity:
Common stock, Series A, without par value, stated
  value $10 per share; 10,000,000 shares
authorized;                                                9,384         9,384
  1,090,051  shares issued and outstanding  in
1998 and 1997
Common stock, Series B, without par value, stated
  Value $10 per share; 1,000 shares authorized,
  issued and outstanding in 1998and 1997                      10            10
Accumulated distributions in excess of net income        (7,067)       (6,160)
                                                  -----------------------------

   Total stockholders' equity                              2,327         3,234
                                                  -----------------------------

   Total liabilities and stockholders' equity             $5,168        $6,085
                                                  =============================



  The accompanying notes are an intregal part of these financial statements.



                       PROPERTY RESOURCES EQUITY TRUST

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)



                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                    SEPTEMBER   SEPTEMBER  SEPTEMBER   SEPTEMBER
                                       30,         30,         30,         30,
(Dollars in thousands, except         1998        1997        1998        1997
per share amounts)
                                   --------------------------------------------

REVENUE:

  Rent                                $171        $160        $529        $531
  Interest                               -          19          28          66
  Dividends                              4           -          14          39
                                   --------------------------------------------
    Total revenue                      175         179         571         636
                                   --------------------------------------------

EXPENSES:

  Interest                              40          70         176         199
  Depreciation  and amortization        40          39         118         138
  Operating                             24          31          79         111
  Related party                         16          19          52          88
  General and administrative             5           5          50          39
                                   --------------------------------------------
    Total expenses                     125         164         475         575
                                   --------------------------------------------

Operating income before gain on         50          15          96          61
sale of property

Gain on sale of property                 -           -           -         370

                                   ============================================
NET INCOME                             $50         $15         $96        $431
                                   ============================================



Net income per share of Series A      $.05        $.02        $.09        $.40
common stock
                                   ============================================

Dividends per share of Series A       $.06        $.06        $.92       $2.53
common stock
                                   ============================================




  The accompanying notes are an integral part of these financial statements.



                       PROPERTY RESOURCES EQUITY TRUST

                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)




(Dollars in thousands)                                      1998          1997
                                                   ----------------------------
Cash flows from operating activities:

Net income                                                   $96          $431
                                                   ----------------------------

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                             106           151
   (Increase) decrease in deferred rent                     (15)            24
receivable
  Increase in other assets                                  (28)         (138)
   Increase (decrease) in tenants' deposits and               13          (12)
other liabilities
   Gain on sale of rental property                             -         (370)
                                                   ----------------------------
                                                              76         (345)
                                                   ----------------------------

Net cash provided by operating activities                    172            86
                                                   ----------------------------

Cash flow from investing activities:
   Principal received on note receivable                     717            14
   Improvements to rental property                           (3)           (5)
   Leasing Commissions Paid                                  (7)             -
   Proceeds from sale of rental property                       -         2,093
   Disposition of mortgage-backed securities                   -            38
                                                   ----------------------------
Net cash provided by investing activities                    707         2,140
                                                   ----------------------------

Cash flow from financing activities:
   Origination of note payable                                 -         2,850
   Principal payments on note payable                       (23)       (2,763)
   Distributions paid                                    (1,003)       (2,758)
                                                   ----------------------------
Net cash used in financing activities                    (1,026)       (2,671)
                                                   ----------------------------

Net  decrease in cash and cash equivalents                 (147)         (445)

Cash and cash equivalents, beginning of period               461           772

                                                   ============================
Cash and cash equivalents, end of period                    $314          $327
                                                   ============================






  The accompanying notes are an integral part of these financial statements.


                       PROPERTY RESOURCES EQUITY TRUST
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management have decided to sell the Fund's remaining property, Good Guys Shopping Center, and liquidate the Fund. A form 8-K statement announcing this intention was filed on April 22 1998. No sale of the remaining Property had occurred at September 30, 1998, however management is currently actively seeking a buyer of the Property (see Note 5 below). Accordingly it is possible that the Fund will not continue as a going concern for a reasonable period of time.

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


NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the nine-month period ended September 30, 1998, interest paid amounted to $188,276.

NOTE 5 - SUBSEQUENT EVENT: SALE OF PROPERTY

On October 21, 1998, pursuant to a contract entered into on July 10, 1998, Management entered sold Good Guys Plaza Shopping Center to an unaffiliated
third party for a cash sales price of $5,108,000.   A gain on sale of
approximately $192,000 was recorded on the sale.

                       PROPERTY RESOURCES EQUITY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND
1997

Total revenue for the three and nine-month period ended September 30, 1998 decreased $4,000, or 2%, and $65,000, or 10%, respectively, when compared to the same periods in 1997. The decrease in dividend and interest income was attributable to lower average investment balances in the current periods. Rental income decreased during the nine- month period because of the sale of Graham Court in March 1997 and also a tenant reimbursement made in 1997 was not repeated in the second quarter of 1998. Rental income increased during the three-month period due to various rent increases as provided in the rental agreements.

Total expenses for the three and nine-month period ended September 30, 1998 decreased $39,000, or 24%, and $100,000, or 17%, respectively, when compared to the same periods in 1997. The Fund sold the Graham Court property in March 1997. Operating expense, related party, depreciation and general and administrative expenses decreased as a result of the sale. The decreased expenses in the three-month period were principally caused by an adjustment to loan fees amortized which caused a reduction in interest expense of approximately $29,000.

Net income for the three and nine-month period ended September 30, 1998 increased $35,000, or 233%, and decreased $335,000, or 78%, respectively, when compared to the same periods in 1997. This was due to changes in revenue and expenses as discussed above and the gain on sale of the Graham Court property in March 1997 as discussed in note 4 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, cash and cash equivalents aggregated $314,000, which the Fund believes is adequate to meet its short-term operating cash requirements.

Net cash provided by operating activities increased $86,000 when compared to the same period in 1997. This was primarily due to the results of operations as discussed above.

Cash flows provided by investing activities decreased $1,433,000 in 1998 as a result of proceeds received from the sale of Graham Court that occurred in 1997 as reduced by amount received on a note receivable in 1998.


                       PROPERTY RESOURCES EQUITY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash flows used in financing activities decreased $1,645,000 primarily due to a decrease in the distribution paid.

As of September 30, 1998, the Fund had one remaining property in its portfolio. As discussed in note 1 to the financial statements management is currently marketing the property for sale, and a sale may occur in 1998.

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

During the three-month period ended September 30, 1998, the Fund declared distributions totaling $65,403.

YEAR 2000
Management is in the process of assessing the impact of Year 2000 issues on its computer systems and applications. At this time, management believes that the costs associated with resolving these issues will not have a material effect on the Fund's financial statements.




                       PROPERTY RESOURCES EQUITY TRUST

                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Not applicable

(b)   Reports on Form 8-K

The Fund filed no forms 8-K during the quarter ended September 30, 1998.






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


                                    Date:  NOVEMBER 16, 1998