Form 10-K
period 1998-12-31
PROPERTY RESOURCES EQUITY TRUST
filed 1999-04-01
CIK 765195

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1998. Commission File No. 2-77330
------------------------------------------------------------------------------

                       PROPERTY RESOURCES EQUITY TRUST
            (Exact Name of Registrant as Specified in its Charter)

California                                   94-3959770
-----------------------------------------------------------------------------
(State or other jurisdiction or              (I.R.S. Employer Identification
incorporation or organization)               number)

P.O. Box 7777, San Mateo, CA 94403-7777      (650) 312-5824
-----------------------------------------------------------------------------
(Address of principal and executive          Registrant's telephone number,
Office)                                      including Area Code


Securities registered pursuant to Section 12(b) of Act: None


Securities registered pursuant to Section 12(g) of the Act:

          Title of each class

          Common Stock Series A
          --------------------------------------

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

At March 29,1999, 1,089,472shares of the registrant's Series A common stock were held by non-affiliates of the registrant. No market for the shares currently exists and therefore a market value cannot be determined.
Indicate the number of shares outstanding of each of the issuer's classes of common stock at December 31, 1998: 1,090,052 shares of Series A common stock and 1,000 shares of Series B common stock.

Documents Incorporated by Reference - None



PART 1
Item 1. BUSINESS

PROPERTY RESOURCES EQUITY TRUST (the "Company") is a corporation formed on February 20, 1985 under the laws of the State of California. The Company is a real estate investment trust ("REIT").

The Company's investment program included providing its stockholders with a professionally managed diversified portfolio of income producing equity real estate investments in strategic markets, which represented the potential for
current   cash  flow  and  for   capital   appreciation.   The  Company  is  a
self-liquidating REIT with a finite life and is currently in its liquidation phase. As of December 31, 1998, the Company had sold all of its properties.

Item 2. PROPERTIES

The Company has no properties at December 31, 1998, and is currently in the process of liqiodation. Continental Property Management Co. ("CPMC"), an affiliate of the Advisor, performed the leasing and management related services for the properties.

Acquisitions and sales of the Company's properties were as follows:

-------------------------------------------------------------------------------
PROPERTY                             DATE ACQUIRED          DATE SOLD
-------------------------------------------------------------------------------
Graham Court Business Park           August 1986            March 1997
Agora Office Building                September 1986         April 1996
Good Guys Plaza                      July 1988              October 1998
-------------------------------------------------------------------------------

Item 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company is a party or which any of its properties is the subject, required to be reported hereunder. From time to time, the Company may be a party to ordinary routine litigation incidental to its business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 26, 1999, a Special Meeting of shareholders of the Company was held to approve the dissolution, termination and liquidation of the Company as described in the proposed Plan of Dissolution and Liquidation. A copy of the Plan is attached as Exhibit A to the Proxy Statement dated December 18, 1999 and as Exhibit 2. to this Form 10-K.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS No public trading market presently exists for the shares of the Company. Due to the expenses involved and the expected liquidation of the Company, it is not anticipated that shares of the Company will be listed on a stock exchange.

The Company has one class of common stock in two series, designated Series A and Series B (the "Common Stock"). As of December 31, 1998, the Company had 1,090,052 Series A common shares outstanding and 1,000 Series B common shares outstanding, and there were approximately 1,069 Series A Stockholders of record. The Common Stock votes together as one class with each share being entitled to one vote. The Series B shares are owned by Property Resources, Inc., the Advisor. No distributions have been declared or paid to the Series B shareholder. The following table reflects the distributions declared per share of Series A common stock during 1998 and 1997.


-------------------------------------------------------------------------------
QUARTER ENDED                                               1998         1997
-------------------------------------------------------------------------------

December 31                                                  -          $0.06
September 30                                               $0.06        $0.06
June 30                                                    $0.80        $2.38
March 31                                                   $0.06        $0.09
-------------------------------------------------------------------------------

The  Company  paid  dividend   distributions  to  stockholders   quarterly  on
approximately the last day of March, June, September and December. In December 1998 the distribution was not paid and a liquidating distribution was made in February 1999. 100% of the 1998 and approximately 89% of the 1997 dividend represented a return of capital for Federal income tax purposes. Return of capital distributions are tax free to the stockholder to the extent such distributions do not exceed a stockholders' adjusted basis.

 Item 6.  SELECTED FINANCIAL DATA


-------------------------------------------------------------------------------------
(Dollars in thousands              1998       1997        1996       1995       1994
except per share amounts)
-------------------------------------------------------------------------------------

Total revenues                     $647       $873      $1,158     $1,138     $1,165
Gain on sale of rental             $187       $368         $86          -          -
property
Net income (loss)                  $273       $481        $449       $231     $ (47)
Per share:
   Net income (loss)               $.25       $.44        $.41       $.21    $ (.04)
   Dividends declared and          $.92      $2.59        $.36       $.28       $.30
paid
Number of shares of
  common stock outstanding        1,091      1,091       1,091      1,091      1,091

Balance sheet data:
   Total assets                  $2,522     $6,085      $8,374     $8,350     $8,396
   Note payable                       -     $2,827      $2,750     $2,750     $2,750
   Stockholders' equity          $2,504     $3,234      $5,565     $5,512     $5,568

Other Data:
  Funds From Operations            $217       $289        $609       $476       $446
    Cashflows
         Operating                 $287       $163        $500       $530       $482
         Investing               $5,583     $2,272         $52     $ (31)        $27
         Financing            $ (3,830)  $ (2,746)     $ (392)    $ (305)    $ (331)

Total rentable square
  footage at the end of               -     33,968      82,328    105,886    105,886
  period:
Number of properties at end
  of period                           -          1           2          3          3


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

Net income for the year ended December 31, 1998, decreased $208,000 (43%) over the prior year. The main factor affecting the results for the year was the sales of the Good Guys Plaza in October 1998, and Graham Court Business Park in March 1997, ("the property sales"), which gave rise to gains on sale, but which also reduced rental revenues and operating expenses in 1998.

Total revenues for the year ended December 31, 1998, decreased $226,000 (26%) as compared to the prior year. The decrease is principally attributable to the property sales. Rental revenues and occupancy rates related to the Good Guys Plaza in the period prior to its sale remained relatively stable from the previous year.

Total expenses for the year ended December 31, 1998 decreased $199,000 (26%) as compared to the prior year. Decreases in property operating costs and depreciation charges were related to the property sales. Interest expense decreased $78,000 (29%) as a result of the repayment of the Company's note payable in 1998.

The Company recorded a gain on sale of $187,000 in 1998 on the sale of the Good Guys Plaza, which compares to a gain on sale of $368,000 recorded on the sale of the Graham Court Building in 1997.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

Net income for the year ended December 31, 1997, increased $32,000 (7%) over the prior year. The main factor affecting the results for the year was the sale of Graham Court in March, 1997, which gave rise to a large gain on sale, but which also reduced rental revenues and operating expenses in 1997.

Total revenues for the year ended December 31, 1997, decreased $285,000 (25%) as compared to the year ended December 31, 1996. The decrease is attributable to the sale of properties in March,1997 and in April, 1996. Rental revenues and occupancy rates related to the Good Guys Plaza in 1997 remained stable from the previous year.

Total expenses for the year ended December 31, 1997 decreased $35,000 (4%) as compared to the prior year. Decreases in property operating costs and depreciation charges were related to the sale of Graham Court, but were partly offset by an increase in interest expense. Interest expense increased $78,000 (41%) as a result of the expiration of the loan secured on Good Guys Plaza in March 1997. A new loan was negotiated in March 1997 which carries a fixed interest rate of 8.8%, compared to the previous variable rate.

A gain on sale of $368,000 was recorded in 1997 on the sale of Graham Court, which compares to a gain on sale of $86,000 recorded on the sale of the Agora Office Building in 1996.

RELATED PARTY EXPENSES

The Company has an agreement with the Advisor to administer the day-to-day operations of the Company. For each of the years ended December 31, 1998, 1997 and 1996, the Company recorded $10,000, $38,000 and $21,000, respectively,  of advisory fee expense to the Advisor in  accordance  with the
Advisory Agreement. Also for the years ended December 31, 1998, 1997 and 1996, and in accordance with the Advisory Agreement, the Company reimbursed the Advisor or affiliates of the Advisor $12,000, $24,000 and $23,000 respectively, for accounting and data processing, and $19,000, $18,000 and $13,000, respectively, for stockholder services expenses.

The Company's properties were managed by Continental Property Management Co., ("CPMC"), an affiliate of the Advisor. For each of the years ended December 31, 1998, 1997 and 1996, the Company recorded $21,000, $28,000 and $35,000, respectively, of property management fee expense to CPMC in accordance with the property management agreement. Also for the years ending December 31, 1998, 1997 and 1996, and in accordance with the management agreement, the Company paid CPMC leasing commissions of $0, $5,000 and $31,000, respectively.

The Company's by-laws require the Advisor to refund to the Company the amount, if any, by which the operating expenses as defined (generally such expenses pertain to general and administrative expenses as distinguished from property operating expenses) during any calendar year exceed the greater of
(a) 2% of the Average Invested Assets or (b) 25% of Net Income (excluding gain from the sale of the Company's properties) unless the Independent Directors conclude that a higher level of expenses is justified as set forth in the by-laws. Furthermore, in no event will Operating Expenses exceed 2% of the total assets under management less cash, cash items and unsecured indebtedness. For the year ended December 31, 1998, the Company was in compliance with these limitations.

The Company's Board of Directors (including all of its Independent Directors) have determined, after review, that the compensation paid to the Advisor and to CPMC referenced above is fair and reasonable to the Company.

IMPACT OF INFLATION

The Company's policy of negotiating leases which incorporate operating expense "pass-through" provisions was intended to protect the Company against increased operating costs resulting from inflation.

YEAR 2000


The Company's management does not expect any material impact to arise from the year 2000 issue as it is probable that the Company will be liquidated before 2000.

LIQUIDITY AND CAPITAL RESOURCES

At  December  31,  1998,  cash  and  cash  equivalents   totaled   $2,501,000.
Management believes that the Company's current sources of capital will be adequate to successfully liquidate the Company.

The Company's principal sources of capital for the acquisition and renovation of property and for working capital reserves have been proceeds from the initial offering of its common stock, funds from operations after payment of dividends and issuance of debt.

FUNDS FROM OPERATIONS

Funds from operations for each of the years ended December 31, 1998, 1997 and 1996 were as follows.

In thousands                                             1998  1997  1996
---------------------------------------------------------------------------
Net Income                                               273    481   449
Add Depreciation and amortization                        131    176   246
Less Gains on Sale of Property                          (187)  (368)  (86)

---------------------------------------------------------------------------
Funds from Operations                                    $217  $289  $609
===========================================================================

The primary differences between the periods reflect the changes in net income as discussed under "Results of Operations".

As defined by the National Association of Real Estate Investment Trusts, Funds from operations, ("FFO") is net income (computed in accordance with GAAP), excluding gains and losses from debt restructuring and sales of property plus depreciation and amortization and after adjustment for unconsolidated joint ventures. The measure of FFO as reported by the Company may not be comparable to similarly titled measures of other funds that follow different definitions.

The Company believes that FFO is helpful in understanding a property portfolio. This is because such calculation reflects income from operating activities and the properties' ability to support general operating expenses and interest expense before the impact of certain activities such as depreciation and gains and losses from property sales. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. FFO should not be considered an alternative to net income, or any other generally accepted accounting principles ("GAAP") measurement of performance, as an indicator of the Company's operating performance or as a measure of liquidity.

DISTRIBUTIONS

Distributions are paid quarterly at the discretion of the Board of Directors and depend on the Company's earnings, cash flow, financial condition and other relevant factors. During the years ended December 31, 1998 and 1997, the Company declared distributions totaling $1,003,000 and $2,823,000, or $0.92 and $2.59 per share each year, respectively. The distributions represented 462% and 977% of the Company's FFO in 1998 and 1997, respectively.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                       PAGE

Report of Independent Accountants                                        9

Balance Sheets as of December 31, 1998 and 1997                         10

Statements of Income for the Years                                      11
   Ended December 31, 1998, 1997 and 1996

Statements of Stockholders' Equity for the                              12
   Years Ended December 31, 1998, 1997 and 1996

Statements of Cash Flows for the Years                                  13
   Ended December 31, 1998, 1997 and 1996

Notes to Financial Statements                                      14 - 17

Schedule III - Real Estate and Accumulated                              18
   Depreciation

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


R E P O R T  O F  I N D E P E N D E N T  A C C O U N T A N T S


To the Board of Directors and Stockholders of Property Resources Equity Trust

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Property Resources Equity Trust at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 10 to the financial statements, the stockholders approved a plan of dissolution and liquidation. As a result, im subsequent periods the Company will change its basis of accounting from a going concern basis to a liquidation basis.


PricewaterhouseCoopers LLP
San Francisco, California
January 18,  1999,  except for Note 10, as to which the date is  February  16,
1999



B A L A N C E  S H E E T S

PROPERTY RESOURCES EQUITY TRUST
IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------
As of December 31, 1998 and 1997                             1998    1997
------------------------------------------------------------------------------

ASSETS

Real estate:
  Land                                                          -  $1,702
  Buildings and improvements                                    -   4,132
  Tenant improvements                                           -     157
------------------------------------------------------------------------------
                                                                -   5,991
  Less: accumulated depreciation                                -   1,409
------------------------------------------------------------------------------
Real estate, net                                                -   4,582

Cash and cash equivalents                                  $2,501     461
Deferred rent receivable                                        -      57
Note receivable                                                 -     717
Other assets, net                                              21     268
------------------------------------------------------------------------------
          Total assets                                     $2,522  $6,085
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable                                                    -  $2,827
Deposits and other liabilities                                $18      24
------------------------------------------------------------------------------
          Total liabilities                                    18   2,851
------------------------------------------------------------------------------

Stockholders' equity:
  Common stock, Series A, without par value, stated
    value $10 per share; 10,000 shares authorized;
    1,090 shares issued and outstanding
    at December 31, 1998 and 1997                           9,384   9,384

  Common stock, Series B, without par value,
    stated value $10 per share; one thousand shares
    authorized,  issued and outstanding                        10      10

 Accumulated distributions in excess of net income        (6,890) (6,160)
------------------------------------------------------------------------------
          Total stockholders' equity                        2,504   3,234
------------------------------------------------------------------------------
          Total liabilities and stockholders' equity       $2,522  $6,085
==============================================================================


  The accompanying notes are an integral part of these financial statements.



S T A T E M E N T S  O F  I N C O M E

PROPERTY RESOURCES EQUITY TRUST
IN THOUSANDS, EXCEPT PER SHARE DATA
---------------------------------------------------------------------
For the years ended December 31,
1998, 1997 and 1996                        1998      1997       1996

---------------------------------------------------------------------
Revenues:
  Rent                                     $581      $748     $1,076
  Interest                                   51        81         74
  Dividends                                  15        44          8
---------------------------------------------------------------------
Total revenues                              647       873      1,158
---------------------------------------------------------------------

Expenses:
  Interest                                  191       269        191
  Depreciation and amortization             131       176        246
  Property operating                        100       146        209
  Related party                              62       108         92
  General and administrative and             77        61         57
other
---------------------------------------------------------------------
Total expenses                              561       760        795
---------------------------------------------------------------------

Income before gain on sale of rental         86       113        363
property

Gain on sale of rental property             187       368         86
---------------------------------------------------------------------
Net income                                 $273      $481       $449
=====================================================================

Unrealized gain on mortgage-backed            -        11         (4)
Securities
---------------------------------------------------------------------
Total comprehensive income                 $273      $492       $445
=====================================================================

Net income per share, based on the
  weighted average shares
  outstanding of common stock of           $.25      $.44       $.41
  1,091 in all periods
=====================================================================

Distributions declared per share of
  Series A common stock                    $.92     $2.59       $.36
=====================================================================

  The accompanying notes are an integral part of these financial statements.


S T A T E M E N T S  O F  S T O C K H O L D E R S'  E Q U I T Y

PROPERTY RESOURCES EQUITY TRUST
IN THOUSANDS, EXCEPT NUMBER OF SHARES
As of and for the years ended December 31, 1998, 1997 and 1996


                                                                                                    Accumulated
                                                   Common Stock                     Other          distributions
                                          Series A              Series B         Comprehensive     in excess of
                                    Shares     Amount      Shares       Amount    Income/(loss)      net income          Total
---------------------------------------------------------------------------------------------------------------------------------

Balance,
  January 1, 1996               1,090,067      $9,384        1,000         $10               $(7)          $(3,875)     $5,512
Redemption of
  Series A common
  stock                               (3)           -            -           -                 -                 -           -
Unrealized loss on
  mortgage-backed
  securities                                                                                  (4)                           (4)
Net income                              -           -            -           -                 -               449         449
Cash distributions on
  common stock                          -           -            -           -                 -              (392)       (392)
---------------------------------------------------------------------------------------------------------------------------------

Balance,
  December 31, 1996             1,090,064       9,384        1,000          10               (11)           (3,818)      5,565
Redemption of
  Series A common
  stock                               (12)          -            -           -                 -                 -           -
Unrealized gain on
  mortgage-backed
  securities                                                                                  11                            11
Net income                              -           -            -           -                 -               481         481
Cash distributions on
  common stock                          -           -            -           -                 -            (2,823)     (2,823)
---------------------------------------------------------------------------------------------------------------------------------

Balance,
  December 31, 1997             1,090,052       9,384        1,000          10                 -            (6,160)      3,234
Net income                                                                                                     273         273
Cash distributions on
  common stock                                                                                              (1,003)     (1,003)
---------------------------------------------------------------------------------------------------------------------------------

Balance,
  December 31, 1998             1,090,052      $9,384        1,000         $10                $-           $(6,890)     $2,504
=================================================================================================================================

  The accompanying notes are an integral part of these financial statements.


S T A T E M E N T S  O F  C A S H  F L O W S

PROPERTY RESOURCES EQUITY TRUST
IN THOUSANDS
-------------------------------------------------------------------------------
For the years ended December 31, 1998, 1997 and 1996     1998    1997     1996
-------------------------------------------------------------------------------

Net income                                               $273    $481     $449

 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                          131     195      248
   Gain on sale of assets                                (187)   (360)    (86)
   (Increase) decrease in deferred rent receivable        (15)     20      (6)
   (Increase) decrease in other assets                    103    (138)    (76)
   (Decrease) increase in deposits and other              (18)    (35)    (29)
liabilities
-------------------------------------------------------------------------------
Net cash provided by operating activities                 287     163      500
-------------------------------------------------------------------------------

   Net proceeds from sale of rental  property           4,876   2,093       60
   Leasing commissions paid                                (7)    (10)    (35)
   Principal received on note receivable                  717      19       14
   Disposition of mortgage-backed securities                -     175       21
   Improvements to rental property                         (3)     (5)     (8)
-------------------------------------------------------------------------------
Net cash provided by investing activities               5,583   2,272       52
-------------------------------------------------------------------------------

    Origination of borrowings under note payable            -   2,850        -
    Repayment of note payable                          (2,827) (2,773)       -
    Distributions paid                                 (1,003) (2,823)   (392)
-------------------------------------------------------------------------------
Net cash used in financing activities                  (3,830) (2,746)   (392)
-------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents        2,040    (311)     160
Cash and cash equivalents, beginning of year              461     772      612
===============================================================================
Cash and cash equivalents, end of year                 $2,501    $461     $772
===============================================================================

  Supplemental cash flow and non-cash activity - See notes 4 & 9 to the financial statements.


 The accompanying notes are an integral part of these financial statements.


N O T E S  T O  F I N A N C I A L  S T A T E M E N T S

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION AND BUSINESS ACTIVITY
Property Resources Equity Trust (the "Company") is a California corporation formed on February 20, 1985 for the purpose of investing in income-producing real property. The Company is a real estate investment trust ("REIT") and has qualified as a REIT from inception. Property Resources, Inc. (the "Advisor") manages the Company's day-to-day operations, under the terms of an agreement that is renewable annually.

Acquisitions and sales of the Company's properties were as follows:

-------------------------------------------------------------------------------
PROPERTY                             DATE ACQUIRED          DATE SOLD
-------------------------------------------------------------------------------
Graham Court Business Park           August 1986            March 1997
Agora Office Building                September 1986         April 1996
Good Guys Plaza                      July 1988              October 1998
-------------------------------------------------------------------------------

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

During 1998, the Company completed the sale of the remaining property. As discussed in Note 10, on January 26, 1999, the shareholders approved the plan of dissolution and liquidation of the Company.

REAL ESTATE
Rental property is stated at cost and depreciated using the straight-line method over estimated useful live of 30 to 35 years for buildings and improvements and the life of the related lease for tenant improvements. Significant improvements and betterments are capitalized. Maintenance and repairs are charged to expense when incurred.

Pursuant to the Company's historical investment objectives, property purchased has been held for extended periods. During the holding period management periodically, but at least annually, evaluated whether rental property has suffered an impairment in value. Such assessments included the consideration of the Company's ability and intent to hold a property as well as an evaluation of that property's future rental potential through the holding period. Generally, management's analysis was performed utilizing a sum of future cash flows methodology that compared the property's operating cash flows and residual value to the net carrying amount.

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

OTHER ASSETS
Other assets include deferred lease commissions, which are amortized using the straight-line method over the terms of the related leases.

RENTAL REVENUES
Rental revenues are recorded using the straight-line method to reflect scheduled rent increases and free rent periods over the related lease term. As a result, a deferred rent receivable is created when rental receivables are less than the amount earned using the straight-line method or when rental income is recognized during free rent periods of a lease.

INCOME TAXES
The Company is a real estate investment trust ("REIT"), having elected to qualify as a REIT under the applicable provisions of the Internal Revenue Code since 1989. Under the Internal Revenue Code and applicable state income tax law, a qualified REIT is not subject to income tax if at least 95% of its taxable income is currently distributed to its stockholders and other REIT tests are met. The Company is in compliance with these tests. Accordingly, no provision is made for income taxes in these financial statements.

COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") establishes the disclosure requirements for reporting comprehensive income in an entity's annual and interim financial statements. The Company had no accumulated other comprehensive income at December 31, 1998 or December 31, 1997. The Company has fully implemented the requirements of FAS 130 in these financial statements.

SEGMENT INFORMATION
The Company has adopted Statement of Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("FAS 131"), which establishes new requirements for reporting segment information. The Company has determined that it had only one reportable segment under FAS 131.

NOTE 2 - MORTGAGE-BACKED SECURITIES, AVAILABLE FOR SALE

The Company did not hold any mortgage backed securities, available for sale at December 31, 1998 or December 31, 1997.

During 1997, proceeds of $175,000 were received in respect of the sale of mortgage-backed securities with a cost of $184,000, realizing a loss on the sale of investments of $9,000.

NOTE 3 - NOTE RECEIVABLE

The Company collected all amounts due on the note receivable on its maturity date in April, 1998. This note was created in April, 1996 when the Agora Office Building was sold to an unaffiliated third party. The terms of the sale included the $750,000 note receivable owed by the buyer to the Company.

NOTE 4 - NOTE PAYABLE

During 1998 the Company paid in full a note payable following the sale of the Good Guys Plaza Shopping Center in October 1998. The amount paid on final redemption of the loan was $2,803,000 and was financed by the sale proceeds of the related property.

For the years ended December 31, 1998, 1997 and 1996, interest paid on notes was $195,000, $264,000, and $183,000, respectively.

NOTE 5 - COMMON STOCK

Series A and Series B common stock have the same voting, dividend and distribution rights. All dividends are declared at the discretion of the Board of Directors of the Company. To date, the Board of Directors has not declared any dividends on Series B common stock. The Advisor holds 580 shares of Series A common stock and 1,000 shares of Series B common stock.

NOTE 6 - DISTRIBUTIONS

The allocations of cash distributions per share for individual stockholders' income tax purposes, as reported on Internal Revenue Service Form 1099-DIV, for the years ended December 31, 1998, 1997 and 1996 were as follows:

               Ordinary  Return of  Capital    Total
   Year Paid     Income    Capital     Gain     Paid
-----------------------------------------------------
        1998          -       $.92        -     $.92
        1997       $.13      $2.28     $.18    $2.59
        1996          -       $.36        -     $.36

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has an agreement with the Advisor to administer the day-to-day operations of the Company for which it pays a fee. On July 16, 1993, Franklin/Templeton Investor Services, Inc., an affiliate of the Advisor, assumed responsibility as the Company's transfer agent and registrar for the Company's Series A common stock.

The Company entered into an agreement with Continental Property Management Co. ("CPMC"), an affiliate of the Advisor, to manage the leasing and management related services for the properties. Under the terms of this agreement, CPMC was paid management, leasing and construction supervision fees.

The agreements between the Company and the Advisor, or affiliates, provided for certain types of compensation for services rendered for the years ended December 31, 1998, 1997 and 1996:

DOLLARS IN THOUSANDS                                   1998      1997       1996
--------------------------------------------------------------------------------
Related party expenses:
   Management advisory fees                             $10       $38        $21
   Reimbursement for accounting and data
processing                                               12        24         23
      expenses
   Property management fee                               21        28         35
   Stockholder services fees                             19        18         13
================================================================================
  Total related party expense                           $62      $108        $92
================================================================================

Leasing commissions, capitalized and amortized
   over the term of the related lease                    $-        $5        $31
================================================================================

At December 31, 1997, cash equivalents included $3,000 invested in Franklin Money Fund and $416,000 invested in Franklin Institutional Fiduciary Trust, both of which are managed by an affiliate of the Advisor.
At December 31, 1998, the Company held no such investments. For the years ended December 31, 1998, 1997 and 1996, related dividends earned were $15,000, $44,000 and $8,000, respectively.

NOTE 8 - RENTAL INCOME

At December 31, 1998 the Company has sold all of its properties and thus will not receive further rental income. The Company's rental income from commercial property was received principally from tenants under non-cancelable operating leases.

NOTE 9 - SALE OF REAL ESTATE

On October 21, 1998, the company sold the Good Guys Plaza Shopping Center to an unrelated third party for $5,108,000, resulting in net cash proceeds to the Company of $4,876,000. The Company recognized a gain of $187,000 on this transaction.

NOTE 10 - SUBSEQUENT EVENT

At a special meeting of shareholders, held on January 26, 1999, the dissolution, termination and liquidation of the Company was approved by a majority of the Company's outstanding shares, after being approved by the Board of Directors. An initial liquidating distribution of $2.10 per share was made on February 16, 1999 and a final distribution is expected in June
1999.   Management does not expect that the costs related to the ultimate liquidation of the Company will be material to the financial statements.


SCHEDULE III - R E A L E S T A T E A N D A C C U M U L A T E D D E P R E C I A T I O N

The Company held no real estate at December 31, 1998.

RECONCILIATION OF REAL ESTATE

In thousands                           1998     1997    1996
---------------------------------------------------------------

Balance at beginning of period          $5,991  $8,449  $9,536
Disposition                            (5,994)  (2,463) (1,095)
Additions during year:
  Improvements to rental property            3       5       8
===============================================================
Balance at end of period                   $ -  $5,991  $8,449
===============================================================

RECONCILIATION OF ACCUMULATED DEPRECIATION

In thousands                           1998     1997    1996
---------------------------------------------------------------

Balance at beginning of period          $1,409  $1,995  $2,145
Disposition                            (1,518)    (740)   (371)
Depreciation expense for the period        119     154     221
---------------------------------------------------------------
Balance at end of period                   $ -  $1,409  $1,995
===============================================================

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS OF THE GENERAL  PARTNER AND THE
ADVISOR


The officers and directors of the Company are as follows:

NAME                        POSITION
David P. Goss               Chief Executive Officer, President and a
                            Director
David W. Walters            Independent Director
James A. Niles              Independent Director
Richard S. Barone           Secretary
Martin L. Flanagan          Vice President - Finance and Chief
                            Financial Officer
David N. Popelka            Vice President - Asset Management

David Goss, Richard S. Barone, Martin L. Flanagan and David N. Popelka also served as directors or officers of the Advisor.

DAVID P. GOSS (51)
Mr. Goss is Chief Executive Officer, President and Director of the Company (1987 to date). He is also Chief Executive Officer, President and Director of the Advisor, Franklin Properties, Inc., Franklin Real Estate Income Fund
(1988 to date), Franklin Select Real Estate Income Fund (1989 to date) and Franklin Advantage Real Estate Income Fund (1990 to date). Mr. Goss has a B.A. degree from the University of California, Berkeley, and a J.D. degree from the New York University School of Law.

DAVID W. WALTERS (52)
Mr. Walters is an Independent Director of the Company (1986 to date) and has been a practicing attorney since 1974, specializing in real estate acquisitions, finance, securities and taxation. From 1974 to 1976, Mr. Walters was with the California State Department of Corporations where, as Corporations Counsel, he was responsible for the administration of California's Real Estate Securities Qualification Rules. From 1976 to 1978, Mr. Walters was a member of the Bank of America's legal staff, where he specialized in commercial and consumer lending problems. Since 1978, Mr. Walters has been in private practice. Mr. Walters graduated from Stanford University where he received a B.S. degree. He also received a M.B.A. degree from the University of California at Berkeley, a J.D. degree from the University of San Francisco and a Masters degree in Taxation from Golden Gate University.

JAMES A. NILES (53)
Mr. Niles is an Independent Director of the Company (1985 to date), and is an independent consultant. Mr. Niles attended the University of California, Davis, where he received a B.S, M.S. and Ph.D. in Agricultural Economics. Mr. Niles was a faculty member at the University of Florida from 1973 to 1978, and an Associate Professor at the Institute of Agribusiness at the University of Santa Clara from 1978 to 1986. Mr. Niles is the owner of Creekside Investment located in Los Gatos, California.

RICHARD S. BARONE (48)
Mr. Barone is Secretary of the Company (1988 to date). He is also Secretary of the Advisor, Franklin Properties, Inc., Franklin Real Estate Income Fund
(1988 to date), Franklin Select Real Estate Income Fund (1989 to date) and Franklin Advantage Real Estate Income Fund (1990 to date). He is also Senior Vice President - Legal of the Advisor and Franklin Properties, Inc. (1988 to date) and Corporate Counsel of Franklin Resources, Inc. (1988 to date). Previously, Mr. Barone was employed by the Robert A. McNeil Corporation as Corporate Counsel from 1982 until June, 1987, during which period he also held the positions of Vice President - Legal (1984 to 1987) and Secretary (1986 to 1987). Prior to 1982, he was in a private law practice in San Mateo, California. Mr. Barone received a B.A. degree and a J.D. degree from the University of San Francisco. He is a member of the State Bar of California.

MARTIN L. FLANAGAN (38)
Mr. Flanagan is Vice President - Finance and Chief Financial Officer of the Company, the Advisor and Franklin Properties, Inc. He is also Senior Vice President, Chief Financial Officer and Treasurer of Franklin Resources, Inc.; Senior Vice President and Treasurer of Franklin/Templeton Distributors, Inc., Franklin Advisers, Inc., and Franklin Institutional Services Corporation; Treasurer of Franklin Management, Inc., and Franklin Trust Company; Senior Vice President of Franklin/Templeton Investor Services, Inc. and Franklin Agency, Inc.; a Director of Templeton/National Bank of Greece Management
(Luxembourg), Templeton Investment Management (Singapore), Templeton Investment Management (Hong Kong), Templeton Funds Investment Annuity Company, Templeton Funds Trust Company, Templeton Funds Management, Inc., Templeton Holding Ltd., Templeton/Franklin Investment Services, Inc.,
Templeton Life Assurance Ltd., Templeton Quantitative Advisors, Inc., Templeton Emerging Markets, Templeton Management (Luxembourg), Templeton Unit Trust Managers, Ltd., and Templeton Investment Management, Ltd. (Edinburgh); Executive Vice President, Chief Operating Officer and a Director of Templeton Worldwide, Inc. and Templeton International, Inc.; Executive Vice President and a Director of T.G.H. Holdings, Ltd.; Chairman of the Board of Templeton Global Strategic Services, Inc.; General Manager of Templeton Financial Advisory Services, S.A.; Managing Director of Templeton Global Investors,
Ltd.; President and Chief Executive Officer of Templeton Global Investors; and Executive Vice President and a Director of Templeton, Galbraith & Hansberger, Ltd. and Templeton Investment Counsel, Inc. From 1982 to 1983, he was an auditor for Arthur Andersen & Company. Mr. Flanagan received a B.A. degree from Southern Methodist University and is a Certified Public
Accountant and a Chartered Financial Analyst. He is currently a member of the American Institute of Certified Public Accountants and the International Society of Financial Analysts.

DAVID N. POPELKA (46)
David Popelka is Vice President - Asset Management of the Company and Vice President for the Advisor, Property Resources, Inc. Prior to joining the General Partner, Mr. Popelka was Vice President - Portfolio Management for the Glenborough Management Company in Redwood City, California. Mr. Popelka is a graduate of Illinois State University and received a Masters degree in Business Administration from the University of Washington Graduate School of Business. He has been a guest lecturer on real estate investments and finance at Golden Gate University. Mr. Popelka is a real estate broker licensed by the State of California.

Item 11. EXECUTIVE COMPENSATION

No direct compensation has been paid by the Company to directors and officers of the Company or the Company's advisor, Property Resources, Inc. (the "Advisor") except that the Independent Directors received approximately $9,000 for attending meetings during the year ended December 31, 1998. The Company has no annuity, pension or retirement plans or any existing plans or arrangement under which payments have or would in the future be made to any director or officer. The Company pays certain fees to and reimburses certain expenses of the Advisor as described in Item 13.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person or group of persons is known by the Company to beneficially own more than 5% of the outstanding common stock. As of December 31, 1998, no directors or officers of the Company owned any shares of the Company.

The Company is unaware of any arrangement which may at a subsequent date result in a change in control of the Company.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into an agreement with the Advisor to administer the day-to-day operations of the Company. Under the terms of the agreement, which is renewable annually, the Advisor will receive a fee equal to 5% of the total amount distributed to the Stockholders. The fee is not payable in regard to distributions from the sale or refinancing of property. Management advisory fees for 1998 amounted to $10,000. The agreement also provides for the following compensation and payments to the Advisor and its affiliates:

      Reimbursement  of  certain   administrative   costs  and  expenses
      incurred on behalf of the Company of $12,000 in 1998.

      Acquisition and investment advisory fees not to exceed in the aggregate, 13% of offering proceeds for services rendered in connection with the investigation, selection or acquisition of property. No such fees were paid in 1998.

      Subordinated sales commissions of 5% of the gross selling price of Company property. No commissions were paid in 1998.

      Subordinated disposition fee of 15% of net proceeds, as defined, from the sale or refinancing of Company property. No such fees were paid in 1998.

      Subordinated commissions and fees are payable to the Advisor provided the stockholders have received cumulative distributions equal to their original equity plus an 8% per annum cumulative return. No such commissions or fees were paid to the Advisor in 1998.

      An affiliate of the Advisor is entitled to receive fees for property management and other property related services. In 1998, the affiliate was paid $21,000 for property management services and $0 for leasing services.

      An affiliate of the Advisor is entitled to receive underwriting commissions on shares sold to stockholders, net of payments made to unaffiliated broker-dealers. No such commissions were paid in 1998.

      An affiliate of the Advisor is entitled to receive a stockholder services fee for providing services as the Company's transfer agent and registrar and for providing other related stockholder services. The affiliate was paid $19,000 in 1998 for these services.

On July 16, 1993, Franklin/Templeton Investor Services, Inc., an affiliate of the Advisor, assumed responsibility as the Company's transfer agent and registrar for the Company's Series A common stock. At December 31, 1998, and 1997, cash equivalents included $0 and $3,000 invested in Franklin Money Fund and $0 and $416,000 invested in Institutional Fiduciary Trust, respectively. Both are managed by an affiliate of the Advisor. For the year ended December 31, 1998, dividends earned on these investments amounted to $15,000.

David P. Goss, Richard S. Barone and David N. Popelka who are officers of the Company, are also officers of the Advisor.

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1. The financial  statements  and  schedules of the Company  included in
         Item 8 of the report are listed on the index on page 8.

      2.  The  supplemental   financial  statement  schedule  of  the  Company
         included in Item 8 of this report is listed on the index on page 8.

      3.  Exhibits

            (2.)    Plan of  Dissolution and  Liquidation  (also  see  Form 8-K filed  on  February 1, 1999 and  dated  January  26,  1999
                    providing  details  of  the   approval   of  the  Plan  of
                    Dissolution and Liquidation)
            (3.1)   Articles of Incorporation *
            (3.2)   Bylaws *
            (10.1)  Material Contracts - Advisory Agreement *
            (10.2)  Material Contracts - Property Management Agreement
            (11.)   Statement  regarding computation of earnings per share. See
                    the Statement of Income  included  in  the   Financial
                    Statements.


            *Documents were filed in the Company's Form S-11 Registration Statement, dated July 16, 1985 (Registration No. 2-96589) and are incorporated herein by reference.

 (b)  Reports on Form 8-K.

      On November 23, 1998 the Company filed form 8-KA. This filing provided proforma financial information relating to the sale of the Good Guys Plaza Shopping Center which occurred in October 1998.


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



SIGNATURE                   TITLE                 DATE



                            Chief Executive
                            Officer
----------------------------                      -------------------
David P. Goss


                            Director1
----------------------------                      -------------------
David W. Walters


                            Director1
----------------------------                      -------------------
James A. Niles




1 Independent Director




                                  EXHIBIT 2.
                      PLAN OF DISSOLUTION AND LIQUIDATION

      This Plan of Dissolution and Liquidation (this "Plan") is for the purpose of effecting the dissolution and complete liquidation of Property Resources Equity Trust (the "Company").

      1. APPROVAL OF THIS PLAN. In accordance with Section 1900(a) of the California Corporations Code, this Plan shall be submitted to the shareholders of the Company for approval at the Special Meeting of Shareholders to be held for that purpose. This Plan shall become effective upon the approval of the holders of a majority of the outstanding shares (the "Effective Date")

      2. CESSATION OF BUSINESS. Following approval of this Plan, the Company shall not engage in any further business activities, except for the purpose of completing work in process, disposing of its assets, providing for satisfaction of its obligations, adjusting and winding up its business and affairs, and distributing the proceeds from the disposition of its assets in accordance with this Plan. The Board of Directors (the "Directors") then in office shall continue in office solely for that purpose.

      3. CONTINUING EMPLOYEES. For the purpose of effecting the liquidation of the Company's assets, the Company shall retain, subject to the pleasure of the Directors, such employees as the Directors deem desirable to supervise the liquidation.

      4. EXPENSES OF LIQUIDATION. The Directors may provide, from the assets of the Company, reasonable funds for payment of the expenses of the dissolution and liquidation of the Company, including filing fees and other expenses relating to the holding of the Special Meeting of Shareholders to consider this Plan and other documentation required in connection with this Plan, continuation of employees engaged in the liquidation process, accounting and attorneys' fees and expenses, and other reasonable fees and expenses incurred in connection with the liquidation process.

      5.    PAYMENT  OF  LEGALLY   ENFORCEABLE   CLAIMS.   The  Company  shall
satisfy, or provide for the satisfaction of, all legally enforceable claims and obligations of the Company in an orderly manner.

      6. PROVISION FOR CONTINUED INDEMNIFICATION OF DIRECTORS AND OFFICERS. The Company shall reserve sufficient assets (or obtain such insurance) as shall be necessary to provide for continued indemnification of the Directors, officers and agents of the Company to the full extent provided by the articles of incorporation and bylaws of the Company, any existing indemnification agreements between the Company and any of such persons, and applicable law.

      7. DISTRIBUTION TO SHAREHOLDERS. After satisfaction of all of the Company's legally enforceable obligations, remaining assets will be distributed to the shareholders of the Company in accordance with their respective shareholdings.

      8. TERMINATION OF REIT STATUS. In the course of liquidation, the Board of Directors, acting in its discretion, shall have the authority to terminate the Company's election to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code of 1986, as amended, if it determines that such action would be in the best interests of the shareholders.

      9. LIQUIDATING TRUST. If the Company is unable to satisfy its legally enforceable obligations within 12 months of the Effective Date, the Board of Directors may cause the Company to create a liquidating trust (the "Liquidating Trust") and to distribute beneficial interests in the Liquidating Trust to the shareholders as part of the liquidation process. The Liquidating Trust shall be constituted pursuant to a liquidating trust agreement in such form as the Board of Directors may approve, it being intended that the transfer and assignment to the Liquidating Trust pursuant hereto and the distribution to shareholders of the beneficial interests therein shall constitute a part of the final liquidating distribution by the Company to the shareholders of their pro rata interests in the remaining amount of cash and other property held by or for the account of the Company. From and after the date of the Company's transfer of cash and property to the Liquidating Trust, the Company shall have no interest of any character in and to any such cash and property and all of such cash and property shall thereafter be held by the Liquidating Trust solely for the benefit of and ultimate distribution of the shareholders, subject to any unsatisfied debts, liabilities and expenses.

      10. AUTHORIZATION. The Board of Directors of the Company, or the trustees of the Liquidating Trust, and such officers of the Company as the Board of Directors may direct, are hereby authorized to interpret the provisions of this Plan and are hereby authorized and directed to take such further actions, to execute such agreements, conveyances, assignments, transfers, certificates and other documents, as may in their judgment be necessary or desirable in order to wind up expeditiously the affairs of the Company and complete the liquidation thereof, including, without limitation,
(i) the execution of any contracts, deeds, assignments or other instruments necessary or appropriate to sell or otherwise dispose of any and all property of the Company, whether real or personal, tangible or intangible, (ii) the appointment of other persons to carry out any aspect of this Plan, (iii) the temporary investment of funds in such medium as the Board of Directors may deem appropriate, and (iv) the modification of this Plan as may be necessary to implement this Plan. The death, resignation or other disability of any
Director or officer of the Company shall not impair the authority of the surviving or remaining Directors or officers of the Company (or any persons appointed as substitutes therefor) to exercise any of the powers provided for in this Plan. Upon such death, resignation or other disability, the surviving or remaining Directors shall have the authority to fill the vacancy or vacancies so created, but the failure to fill such vacancy or vacancies shall not impair the authority of the surviving or remaining Directors or officers to exercise any of the powers provided for in this Plan.

      11. TERMINATION OF THIS PLAN. The Board of Directors may, by vote of the majority of the Directors then in office, terminate this Plan and revoke the dissolution of the Company, whether or not a vote of the shareholders has previously occurred.