Form 10-Q
period 1999-03-31
PROPERTY RESOURCES EQUITY TRUST
filed 1999-05-17
CIK 765195

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       MARCH 31, 1999
                              --------------------------------------------------

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

Shares of Series A Common Stock Outstanding as of  March 31, 1999:  1,090,051
Shares  of  Series  B  Common   Stock   Outstanding   as  of  March  31,  1999:
1,000



                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                        PROPERTY RESOURCES EQUITY TRUST

                                BALANCE SHEETS
                     MARCH 31, 1999 AND DECEMBER 31, 1998
                                  (Unaudited)


(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER         1999        1998
SHARE AMOUNTS)
---------------------------------------------------------------------
                                             (LIQUIDATION     (Going
                                                  BASIS)     Concern
                                                              Basis)
ASSETS:

Cash and cash equivalents                           $226      $2,501
Other assets, net                                     12          21
---------------------------------------------------------------------
   Total assets                                     $238      $2,522
=====================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and other liabilities               $68         $18
---------------------------------------------------------------------
   Total liabilities                                  68          18
---------------------------------------------------------------------

Stockholders' equity:
Common stock, Series A, without par value,
stated value $10 per share; 10,000,000 shares      9,384       9,384
authorized;
  1,090,051  shares issued and outstanding
in 1999 and 1998
Common stock, Series B, without par value,
stated value $10 per share; 1,000 shares             10          10
authorized,
  issued and outstanding in 1999 and 1998
Accumulated distributions in excess of net       (9,224)     (6,890)
income
---------------------------------------------------------------------

   Total stockholders' equity                        170       2,504
---------------------------------------------------------------------

   Total liabilities and stockholders'              $238      $2,522
equity
=====================================================================



  The accompanying notes are an intregal part of these financial statements.



                        PROPERTY RESOURCES EQUITY TRUST

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)



                                     THREE MONTHS
                                         ENDED
                               MARCH 31, March 31,
(DOLLARS IN THOUSANDS, EXCEPT       1999      1998
PER SHARE AMOUNTS)
---------------------------------------------------
                               (LIQUIDATION  (Going
                                    BASIS)   Concern
                                              Basis)

REVENUE:

  Rent                               $21      $176
  Interest, dividends and             17        19
other
---------------------------------------------------
    Total revenue                     38       195
---------------------------------------------------

EXPENSES:

  Interest                             -        68
  Depreciation  and                    -        39
amortization
  Operating                            6        30
  Related party                        9        13
  General and administrative          68        31
---------------------------------------------------
    Total expenses                    83       181
---------------------------------------------------

===================================================
NET (LOSS) INCOME                  $(45)       $14
===================================================



Net (loss) income per share
of Series A common stock         $(0.04)     $0.01
===================================================


Dividends per share of Series      $2.10     $0.06
A common stock
===================================================


  The accompanying notes are an integral part of these financial statements.


                        PROPERTY RESOURCES EQUITY TRUST

                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)




(Dollars in thousands)                              1999        1998
---------------------------------------------------------------------
Cash flows from operating activities:

Net (loss) income                                  $(45)         $14
---------------------------------------------------------------------

Adjustments to reconcile net (loss) income
to net cash
 provided by operating activities:
   Depreciation and amortization                       -          45
   Increase in deferred rent receivable                -         (6)
   Decrease in other assets                            9           3
   Increase in tenants' deposits and other            50          13
liabilities
---------------------------------------------------------------------
                                                      59          55
---------------------------------------------------------------------
Net cash provided by operating activities             14          69
---------------------------------------------------------------------

Cash flows from investing activities:
   Principal received on note receivable               -           5
   Improvements to rental property                     -         (4)
---------------------------------------------------------------------
Net cash provided by investing activities              -           1
---------------------------------------------------------------------

Cash flows from financing activities:
   Principal payments on note payable                  -         (8)
   Distributions paid                            (2,289)           -
---------------------------------------------------------------------
Net cash used in financing activities            (2,289)         (8)
---------------------------------------------------------------------

Net  (decrease) increase in cash and cash        (2,275)          62
equivalents

Cash and cash equivalents, beginning of            2,501         461
period

=====================================================================
Cash and cash equivalents, end of period            $226        $523
=====================================================================






  The accompanying notes are an integral part of these financial statements.




                        PROPERTY RESOURCES EQUITY TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  UNAUDITED

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

The shareholders of the Fund approved a Plan of Dissolution and Termination on January 26, 1999 and it is now likely that liquidation of the Fund will occur in 1999. Accordingly the Fund has adopted the liquidation basis of accounting with effect from January 26, 1999. The financial statements for the period ended March 31, 1999 have been prepared on a liquidation basis. No adjustment has been made to the prior period financial statements, which were prepared on a going concern basis, as was appropriate at the time that they were presented. The going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liquidation basis accounting requires management to estimate and record the value of all transactions up until the date of liquidation, including any adjustments relating to the recoverability and classification of assets and liabilities. Liquidation accounting is only used when it is reasonably certain that a business will terminate.

These financial statements should be read in conjunction with the Fund's audited financial statements for the year ended December 31, 1998.


NOTE 2 - TAXATION

From 1989 to 1998 the Fund qualified as a real estate investment trust ("REIT"), having elected to do so under the applicable provisions of the Internal Revenue Code. Under the Internal Revenue Code and applicable state income tax law, a qualified REIT is not subject to income tax if at least 95% of its taxable income is currently distributed to its stockholders and other REIT tests are met. During 1999, the Fund failed to meet all of the conditions necessary to remain qualified as a REIT and consequently the Fund has become liable for income taxes for the current fiscal year. The Fund expects to incur losses in 1999 associated with its liquidation activities and accordingly no provision for income taxes has been made.


                        PROPERTY RESOURCES EQUITY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

When used in the following discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in the section entitled "Potential
Factors Affecting Future Operating Results," below. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Fund undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

During the three months ended March 31, 1999, the Fund incurred losses of $45,000 compared to income of $14,000 in the comparable period last year. The losses are due to expenditures made in connection with the Fund's liquidation and the decreased revenue as a result of the sale of the Fund's remaining property in the final quarter of 1998.

Revenues declined in the three months ended March 31, 1999 when compared with the same period in 1998 due to the sale of Good Guys Plaza and Graham Court Business Park ("the Properties") which both provided rental revenues during the first quarter of 1998.

Expenses declined in the three months ended March 31, 1999 from the same period in the previous year as a result of the sale of the Properties. General and administrative expenses in the current fiscal year include an estimate of all the charges that the Fund may incur through June 1999, the estimated date of the liquidation.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, cash and cash equivalents aggregated $226,000, which the Fund believes is adequate to meet its short-term operating cash requirements, pending a final distribution payment which is expected to be made in June 1999.

Net cash provided by operating activities decreased $55,000 when compared to the same period in 1998. This was primarily due to the changes in the results from operations discussed above.

Cash flows used in financing activities increased $2,281,000 in 1999 as a result the initial liquidating distribution paid on February 16, 1999. Management expects to make a final distribution payment in June 1999.

In the short-term and in the long-term, management believes that the Fund's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of distributions, through June 1999, the estimated date of the liquidation.


                        PROPERTY RESOURCES EQUITY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Continued)

During the three-month period ended March 31, 1998, the Fund declared and paid an initial liquidating distribution totaling $2,289,000. The final liquidating distribution is expected to be made in June 1999.


YEAR 2000
Management is in the process of assessing the impact of Year 2000 issues on its computer systems and applications. At this time, management believes that the Fund will be liquidated before December 31, 1999 and that any issues related to its preparedness are no longer relevant.


                        PROPERTY RESOURCES EQUITY TRUST

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Not applicable

(b)   Reports on Form 8-K

On January 26, 1999 the Fund filed Form 8-K. This filing details the decision to dissolve and liquidate the Fund by a majority of the shareholders of the Fund at a Special Meeting held on January 26, 1999.





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


                               Date:  MAY 14, 1999